Form 10-Q
period 2021-03-31
VINE ENERGY INC.
filed 2021-05-17
CIK 1693853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File
Number: 001-40239

VINE ENERGY INC.
(Exact name of Registrant as specified in its charter)

Delaware	81-4833927
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

5800 Granite Parkway, Suite 550 Plano, Texas 75024	75024
(Address of principal executive offices)	(Zip Code)
(469)
606-0540
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	VEI	NYSE
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☐     No  ☒
The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of May 14, 2021 was 41,040,721.

Vine Energy Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report on Form
10-Q
(this “Report”) includes “forward-looking statements.” All statements, other than statements of historical fact included in this Report, regarding our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Risk Factors” in Vine Energy Inc.’s Registration Statement filed pursuant to Rule 424(b)(4) on March 19, 2021 with the Securities and Exchange Commission. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
Forward-looking statements may include statements about:

•	our business strategy;

•	our reserves;

•	our financial strategy, liquidity and capital required for our development program;

•	our realized or expected natural gas prices;

•	our timing and amount of future production of natural gas;

•	our hedging strategy and results;

•	our future drilling plans and cost estimates;

•	our competition and government regulations;

•	our pending legal or environmental matters;

•	our ability to make business acquisitions;

•	the impact of the COVID-19 pandemic and its effect on our business and financial condition;

•	general economic conditions;

•	credit markets;

•	our future operating results; and

•	our future plans, objectives, expectations and intentions.
We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production and sale of natural gas. These risks include, but are not limited to, commodity price volatility, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating natural gas reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described under “Risk Factors” Vine Energy Inc.’s Registration Statement filed pursuant to Rule 424(b)(4) on March 19, 2021 with the Securities and Exchange Commission.
Reserve engineering is a method of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions made by reserve engineers. In addition, the results of drilling, testing and production activities may justify revisions of previous estimates. If significant, such revisions would change the schedule of any further production and development drilling. Accordingly, reserve estimates may differ significantly from the quantities of natural gas and oil that are ultimately recovered.

Glossary of Oil and Natural Gas Terms
The following are abbreviations and definitions of certain terms used in this document, which are commonly used in the oil and natural gas industry:

•	“Basin” refers to a geographic area containing specific geologic intervals;

•	“Btu” means one British thermal unit, the quantity of heat required to raise the temperature of a one pound mass of water by one degree Fahrenheit;

•	“CapEx” means capital expenditures;

•	“D&C” means drilling and completion costs;

•
“Estimated ultimate recovery” or “EUR” means the sum of reserves remaining as of a given date and cumulative production as of that date. As used in this Quarterly Report, EUR includes only proved reserves and is based on our reserve estimates;

•
“Field” means an area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations;

•	“Formation” means a layer of rock which has distinct characteristics that differs from nearby rock;

•	“Henry Hub” means the distribution hub on the natural gas pipeline system in Erath, Louisiana, owned by Sabine Pipe Line LLC;

•
“Drilling locations” means total gross locations that may be able to be drilled on our existing acreage. A portion of our drilling locations constitute estimated locations based on our acreage and spacing assumptions;

•	“LNG” means liquified natural gas;

•	“Mcf” means one thousand cubic feet of natural gas;

•	“MMBtu” means one million Btu;

•	“MMBtud” means one MMBtu per day;

•	“MMcf” means one million cubic feet of natural gas;

•	“MMcfd” means one MMcf per day;

•	“NYMEX” means the New York Mercantile Exchange;

•
“Proved reserves” means the reserves which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions;

•
“Reservoir” means a porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock and is separate from other reservoirs;

•	“Spacing” means the distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres (e.g., 40-acre spacing) and is often established by regulatory agencies;

•
“Unit” means the joining of all or substantially all interests in a specific reservoir or field, rather than a single tract, to provide for development and operation without regard to separate mineral interests. Also, the area covered by a unitization agreement;

•	“Wellbore” or “well” means a drilled hole that is equipped for natural gas production; and

•
“Working interest” means the right granted to the lessee of a property to explore for and to produce and own natural gas or other minerals. The working interest owners bear the exploration, development, and operating costs on either a cash, penalty, or carried basis.

Names of Entities

•	“Blackstone” refers collectively, to investment funds affiliated with or managed by The Blackstone Group L.P.;

•	“Brix” refers to Brix Oil & Gas Holdings LP;

•	“Brix Companies” refers to Brix and Harvest on a combined basis as acquired by Vine Holdings prior to the initial public offering;

•	“Brix GP” refers to Brix Oil & Gas Holdings GP LLC;

•	“Brix Investment” refers to Brix Investment LLC;

•	“Brix Investment II” refers to Brix Investment II LLC;

•	“Harvest” refers to Harvest Royalties Holdings LP;

•	“Harvest GP” refers to Harvest Royalties Holdings GP LLC;

•	“Harvest Investment” refers to Harvest Investment LLC;

•	“Harvest Investment II” refers to Harvest Investment II LLC;

•	“Vine,” “Company,” “we,” “our,” “us” or like terms refers to Vine Energy Inc. individually and collectively with its subsidiaries, as the context requires;

•	“Vine Holdings” refers to Vine Energy Holdings LLC and its consolidated subsidiaries;

•	“Vine Investment” refers to Vine Investment LLC;

•	“Vine Investment II” refers to Vine Investment II LLC;

•	“Vine Oil & Gas”, “Predecessor” refers to Vine Oil & Gas Parent LP; and

•	“Vine Oil & Gas GP” refers to Vine Oil & Gas Parent GP LLC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
VINE ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data - unaudited)

	For the Three Months Ended March 31,
Revenue:	2021	2020
Natural gas sales	$153,986	$92,543
Realized loss (gain) on commodity derivatives	(760)	42,044
Unrealized loss on commodity derivatives	(35,103)	(4,639)

Total revenue	118,123	129,948

Operating Expenses:
Lease operating	14,960	12,995
Gathering and treating	20,601	16,382
Production and ad valorem taxes	3,982	4,149
General and administrative	2,583	3,331
Monitoring fee	2,077	1,738
Depletion, depreciation and accretion	97,072	82,324
Exploration	—	75
Strategic	—	562
Write-off of deferred Offering costs	—	5,787

Total operating expenses	141,275	127,343

Operating i ncome	(23,152)	2,605

Interest Expense:
Interest	(29,792)	(29,351)
Loss on extinguishment of debt	(4,883)	—

Total interest expense	(34,675)	(29,351)

Income before income taxes	(57,827)	(26,746)
Income tax provision	(165)	(150)

Net i ncome	$(57,992)	$(26,896)

Net income attributable to Predecessor	$(28,939)
Net income attributable to noncontrolling interest	$(13,144)
Net income attributable to Vine Energy Inc.	$(15,909)

Net income per share attributable to Vine Energy Inc.:
Basic	$(3.95)
Diluted	$(3.95)

Weighted average shares outstanding:
Basic	4,032,450
Diluted	4,032,450
The accompanying notes are integral to the financial statements.

VINE ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, expect share data – unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$92,528	$15,517
Accounts receivable	91,161	77,129
Joint interest billing receivables	17,625	18,280
Prepaid and other	1,417	3,626

Total current assets	202,731	114,552

Natural gas properties (successful efforts):
Proved	3,162,572	2,722,419
Unproved	89,993	—
Accumulated depletion	(1,475,582)	(1,380,065)

Total natural gas properties, net	1,776,983	1,342,354

Other property and equipment, net	8,828	7,936
Other	12,233	2,921

Total assets	$2,000,775	$1,467,763

Liabilities and Stockholders’ Equity / Partners’ Capital
Current liabilities:
Accounts payable	$7,908	$20,986
Accrued liabilities	141,468	90,004
Revenue payable	29,121	37,552
Derivatives	78,529	19,948

Total current liabilities	257,026	168,490

Long-term liabilities:
New RBL	28,000	—
Prior RBL	—	183,569
Second lien credit facility	143,664	142,947
Unsecured debt	899,435	898,225
Asset retirement obligations	23,467	21,889
TRA liability	6,985	—
Derivatives	31,447	38,341
Other	—	4,241

Total liabilities	1,390,024	1,457,702

Commitments and contingencies

Stockholders’ Equity / Partners’ Capital
Partners’ capital	—	10,061
Class A common stock, $0.01 par value, 350,000,000 shares authorized, 41,040,721 outstanding at March 31, 2021	410	—
Class B common stock, $0.01 par value, 150,000,000 shares authorized, 34,218,535 outstanding at March 31, 2021	342	—
Additional paid-in capital	348,406	—
Retained earnings	(15,909)

Total stockholders’ equity attributable to Vine Energy Inc.	333,249	10,061
Noncontrolling interest	277,502	—

Total stockholders’ equity / partners’ capital	610,751	10,061

Total liabilities and stockholders’ equity / partners’ capital	$2,000,775	$1,467,763

The accompanying notes are integral to the financial statements.

VINE ENERGY INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in thousands - unaudited)

		Class A Common Stock		Class B Common Stock				Total stockholders’ equity
	Partners’ Capital	Shares	Amount	Shares	Amount	APIC	Retained Earnings	attributable to Vine Energy Inc.	Noncontrolling Interest	Total stockholders’ equity / partners’ capital
Balance - December 31, 2019	$462,517		$—		$—	$—	$(170,262)	$292,255	—	$292,255
Net income attributable to Predecessor	—	—	—	—	—	—	(26,896)	(26,896)	—	(26,896)

Balance - March 31, 2020	$462,517	—	—	—	—	—	$(197,158)	$265,359	$—	$265,359

Balance - December 31, 2020	432,517	—	—	—	—	—	(422,456)	10,061	—	10,061

Net income attributable to Predecessor	—	—	—	—	—	—	(28,939)	(28,939)	—	(28,939)

Balance prior to Corporate Reorganization and Offering	432,517	—	—	—	—	—	(451,395)	(18,878)	—	(18,878)

Equity issued in Brix Companies acquisition	—	6,740	67	16,832	168	329,770	—	330,005	—	330,005
Reclassification of refundable deposits	6,706	—	—	—	—	—	—	6,706	—	6,706
Predecessor conversion for Class A Common Stock and Class B Common Stock	(439,223)	9,576	96	17,387	174	(12,442)	451,395	—	—	—
Issuance of Class A Common Stock in Offering, net of offering costs	—	24,725	247	—	—	321,724	—	321,971	—	321,971
Initial allocation of noncontrolling interest in Vine Holdings	—	—	—	—	—	(290,646)	—	(290,646)	290,646	—
Net income attributable to shareholders	—	—	—	—	—	—	(15,909)	(15,909)	(13,144)	(28,913)

Balance - March 31, 2021	$—	41,041	$410	34,219	$342	$348,406	$(15,909)	$333,249	$277,502	$610,751

The accompanying notes are integral to the financial statements.

VINE ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Amounts in thousands - unaudited)

	For the Three Months Ended March 31,
Operating Activities	2021	2020
Net income	$(57,992)	$(26,896)
Adjustments to reconcile net income to operating cash flow:
Depletion, depreciation and accretion	97,072	82,324
Amortization of financing costs	2,909	4,361
Non-cash loss on extinguishment of debt	4,883	—
Non-cash write-off of deferred Offering costs	—	5,787
Unrealized loss on commodity derivatives	35,103	4,639
Volumetric and production adjustment to gas gathering liability	—	(2,567)
Other	33	(6)
Changes in assets and liabilities:
Accounts receivable	11,294	9,549
Joint interest billing receivables	10,084	(5,041)
Accounts payable and accrued expenses	25,182	34,428
Revenue payable	(21,815)	(6,967)
Other	(1,442)	530

Operating cash flow	105,311	100,141

Investing Activities
Cash received in acquisition of the Brix Companies	19,858	—
Capital expenditures	(78,013)	(86,005)

Investing cash flow	(58,155)	(86,005)

Financing Activities
Repayment of Brix Credit Facility	(127,500)	—
Proceeds from New RBL	28,000	—
(Repayment) proceeds of Prior RBL	(190,000)	45,000
Proceeds from issuance of Class A common stock, net of fees	327,422	—
Deferred financing costs	(8,067)	(3,848)

Financing cash flow	29,855	41,152

Net increase in cash and cash equivalents	77,011	55,288
Cash and cash equivalents at beginning of period	15,517	18,286

Cash and cash equivalents at end of period	$92,528	$73,574

Non-cash investing and financing transactions:
Accrued capital expenditures	$39,127	$21,734
Accrued financing costs	$702	$—
Accrued Offering costs	$5,451	$—
Acquisition of the Brix Companies	$336,990	$—
The accompanying notes are integral to the financial statements.

VINE ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data - unaudited)
Note 1. Organization and Nature of Operations
Vine Energy Inc. (the “Company” or “Vine Energy”) is a Delaware corporation that was formed for the purpose of effectuating the Company’s initial public offering (the “Offering”) that closed in March 2021. Following the Offering and the transactions related thereto, the Company became a holding company whose sole material asset consists of membership interests in Vine Energy Holdings LLC (“Vine Holdings”). Vine Holdings owns all of the outstanding limited partnership interests in each of Vine Oil & Gas Parent LP (“Vine Oil & Gas”), Brix Oil and Gas Holdings LP (“Brix”) and Harvest Royalties Holdings LP (“Harvest”), the operating subsidiaries through which we operate our assets, and all of the outstanding equity in each of Vine Oil & Gas Parent GP LLC (“Vine Oil & Gas GP”), Brix Oil & Gas Holdings GP LLC (“Brix GP”) and Harvest Royalties Holdings GP LLC (“Harvest GP”), the general partners of Vine Oil & Gas, Brix and Harvest, respectively. Vine Oil & Gas is the accounting predecessor to the Company for all periods prior to the Offering as discussed herein.
The Company is the managing member of Vine Holdings and controls and is responsible for all operational, management and administrative decisions relating to Vine Holdings’ business and consolidates the financial results of Vine Holdings and its subsidiaries. Through our operating subsidiaries, we are engaged in the development, production and sale of natural gas in the Haynesville and
Mid-Bossier
plays of the Haynesville Basin in Northern Louisiana.
Initial Public Offering
In March 2021, we completed the Offering of 24,725,000 shares, including the underwriters’ option to purchase 3,225,000 additional shares, of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”) at a price of $14.00 per share to the public. The sale of the Company’s Class A Common Stock resulted in gross proceeds of
$346.2 million to the Company and net proceeds of $
322.0
 million, after deducting underwriting fees and offering expenses.
The material terms of the Offering are described in the Company’s final prospectus, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 pursuant to Rule 424(b)(4) of the Securities Act of 1933, as supplemented.
The Company contributed the net proceeds of the Offering to Vine Holdings in exchange for newly issued limited liability interests in Vine Holdings (the “Vine Units”). Vine Holdings utilized the proceeds from the Offering to repay all outstanding borrowings under that certain Senior Secured Credit Agreement dated as of March 20, 2018 by and among Brix Operating LLC, the lenders from time to time party thereto, and Macquarie Investments US Inc., as administrative agent, as amended from time to time (the “Brix Credit Facility”) and Vine Oil & Gas’s revolving credit facility, dated as of November 25, 2014 (the “Prior RBL”) and to pay fees and expenses related to the Offering and deferred financing costs related to our new reserve-based lending facility (the “New RBL”).
Corporate Reorganization
Immediately prior to the Notice of Effectiveness from the SEC on March 17, 2021, and in conjunction with the Offering, Vine Holdings underwent a corporate reorganization (“Corporate Reorganization”) whereby (a) the existing owners who directly held equity interests in Vine Oil & Gas, Vine Oil & Gas GP, Brix, Brix GP, Harvest and Harvest GP (the “Existing Owners”) contributed such equity interests to Vine Holdings in exchange for newly issued equity in Vine Holdings (the “LLC Interests”) to effectuate a merger of such entities into Vine Holdings with Vine Oil & Gas determined as the accounting acquirer, (b) certain of the existing owners contributed a portion of their LLC Interests directly, or indirectly by contribution of blocker entities (entities that are taxable as corporations for U.S. federal income tax purposes, the “Blocker Entities”) holding LLC Interests, to Vine Energy in exchange for newly issued Class A Common Stock and contributed such Class A Common Stock received to Vine Investment II LLC, Brix Investment II LLC, Harvest Investment II LLC, Vine Investment LLC, Brix Investment LLC or Harvest Investment LLC, as applicable, (c) certain of the Existing Owners exchanged the remaining portion of their LLC Interests for Vine Units and subscribed for newly issued Class B common stock of the Company (“Class B Common Stock”) with no economic rights or value and contributed such Vine Units and Class B Common Stock to Vine Investment, Brix Investment and Harvest Investment, as applicable, and (d) the Company contributed the net proceeds of the Offering to Vine Holdings in exchange for newly issued Vine Units and a managing member interest in Vine Holdings.
As of December 31, 2020, certain equity interests of the Existing Owners (“Refundable Deposits”) were recorded as other long-term liabilities on the balance sheets due to the redemption attributes of the contributed capital. In connection with the Corporate Reorganization, the Refundable Deposits were reclassified as of March 31, 2021 to additional paid-in capital as the Company no longer has the obligation to repay such amounts.
Each share of Class B Common Stock entitles its holder to one vote on all matters to be voted on by Company shareholders. Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters presented to our shareholders for their vote or approval, except as otherwise required by applicable law or by our certificate of incorporation. The Class B Common Stock is not listed on any stock exchange.

VINE ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data - unaudited)

Holders of Vine Units may surrender such units, together with the same number of shares of Class B Common Stock to Vine Holdings in exchange for either (1) a number of shares of Class A Common Stock equal to the product of such number of Vine Units surrendered multiplied by a current exchange rate of one for one, subject to modification under the terms of the Exchange Agreement, or (2) at the Company’s election, cash equal to an amount calculated in accordance with the the Exchange Agreement, dated March 17, 2021 (the “ Exchange Agreement”). If at any time, a Vine Unit holder surrenders its Vine Units, an equal number of Class B Common Stock shares must be concurrently surrendered.
Upon completion of the Offering, 50,000,000 shares of preferred stock, $0.01 par value per share, were authorized, of which no shares were issued or outstanding as of March 31, 2021.
Tax Receivable Agreement
In connection with the Offering, we entered into a tax receivable agreement with Vine Investment, Brix Investment, Harvest Investment, Vine Investment II, Brix Investment II, and Harvest Investment II (such agreement, the “TRA”).
The TRA generally provides for the payment by the Company to Vine Investment, Brix Investment, Harvest Investment, Vine Investment II, Brix Investment II and Harvest Investment II, respectively, of 85%
of the net cash savings, if any, in U.S. federal, state and local income tax that the Company (a) actually realizes with respect to taxable periods ending after December 31, 2025 or (b) is deemed to realize in the event of a change of control (as defined under the TRA, which includes certain mergers, asset sales and other forms of business combinations and certain changes to the composition of the Company board) or the TRA terminates early (at our election or as a result of our breach) with respect to any taxable periods ending on or after such change of control or early termination event, in each case, as a result of (i) the tax basis increases resulting from the exchange of Vine Units and the corresponding surrender of an equivalent number of shares of Class B Common Stock by Vine Investment, Brix Investment and Harvest Investment, respectively, for a number of shares of Class A Common Stock on a one-for-one
basis or, at our option, the receipt of an equivalent amount of cash pursuant to the exchange agreement, (ii) certain existing net operating loss carryforwards (“NOLs”), disallowed interest expense carryforwards under Section 163(j) of the Internal Revenue Code, and tax credit carryforwards attributable to the Blocker Entities previously owned by certain of the Existing Owners, and (iii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, any payments we make under the TRA.
The Company retains the benefit of the remaining 15% of these cash savings, if any. If we experience a change of control or the TRA terminates early, we could be required to make a substantial, immediate lump-sum
payment.
TRA Liability
TRA rights attributable to former owners of the Predecessor
The measurement of the TRA liability attributable to the former owners of the Predecessor is accounted for as a contingent liability. Accordingly, when a payment becomes probable and can be estimated, the estimate of the payment will be recorded to the balance sheets with an offset to the statements of operations. As of March 31, 2021, a TRA liability attributable to the former owners of the Predecessor has not been recorded as the Company determined a payment was not probable or estimable.
The Company evaluates the realizability of the deferred tax assets resulting from the Corporate Reorganization and the Offering, which relate to certain existing NOLs, disallowed interest expense carryforwards, and tax credit carryforwards attributable to the Blocker Entities previously owned by certain of the Existing Owners. If the deferred tax assets are determined to be realizable, the Company then assesses whether payment of amounts under the TRA have become probable. If so, the Company will record a TRA liability equal to 85% of such deferred tax assets. In subsequent periods, the Company assesses the realizability of all of our deferred tax assets subject to the TRA. Should it be determined that a deferred tax asset with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be released and consideration of a corresponding TRA liability will be assessed. The realizability of deferred tax assets, including those attributable to the TRA, is dependent upon the generation of future taxable income during the periods in which those deferred tax assets become deductible and consideration of prudent and feasible tax-planning strategies.
In future periods, we may obtain an increase in our tax basis resulting from the exchange of Vine Units and the corresponding surrender of an equivalent number of shares of Class B Common Stock by Vine Investment for a number of shares of Class A common stock. The Company accounts for the effects of these increases in tax basis and associated payments under the TRA arising from exchanges as follows:

•
the Company records an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted federal, state and local tax rates at the date of the exchange;

•
to the extent the Company estimates that it will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, the Company’s expectation of future taxable income, the Company reduces the deferred tax asset with a valuation allowance; and

•
the Company records 85% of the estimated realizable tax benefit (which is the recorded deferred tax asset less any recorded valuation allowance) as an increase to the TRA liability and the remaining 15% of the estimated realizable tax benefit as an increase to additional paid-in capital.

The effects of changes in estimates after the date of exchange as well as subsequent changes in the enacted tax rates will be included in the statements of operations.
TRA rights attributable to former owners of Brix and Harvest (collectively, the “Brix Companies”)
The TRA Rights attributable to the former owners of the Brix Companies were recorded at fair value on the acquisition date, as such rights were deemed to be contingent consideration in the acquisition of the Brix Companies. The fair value of the contingent consideration was determined using an income approach based on underlying estimates of the timing and amount of cash payments expected under the TRA. The income approach is considered a Level 3 fair value estimate and includes significant assumptions of the timing and amount of future taxable income and the weighted average cost of capital for industry peers, which represents the discount factor, and risk adjustment factors based on uncertainty of realizing tax savings and future applicable tax rates.
Changes in estimate of the preliminary fair value of the contingent consideration will be recorded as adjustments to the preliminary fair value of the natural gas unproved properties acquired from the Brix Companies. Subsequent to the end of the measurement period, adjustments to the fair value of the contingent consideration will be recorded in the statements of operations at each financial reporting period until the liability is settled.
Note 2. Basis of Presentation
The unaudited consolidated financial statements for the three months ended March 31, 2021 and 2020 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for all periods presented.
As of March 31, 2021, the unaudited financial statements include Vine Energy Inc. and its subsidiaries. For the three months ended March 31, 2021, the unaudited financial statements include Vine Oil & Gas LP for the entire period and the Brix Companies from March 17, 2021, the effective date of the acquisition as a result of the Corporate Reorganization.
As of December 31, 2020 and for the three months ended March 31, 2020, the unaudited financial statements include Vine Oil & Gas Parent LP (the “Predecessor”), a Delaware partnership organized in 2014, the accounting predecessor of Vine Energy Inc. GP LLC.
In the opinion of management, the accompanying unaudited consolidated balance sheets and related unaudited consolidated statements of operations, cash flows and equity include all adjustments, consisting only of normal recurring items necessary for the fair presentation in conformity with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with rules and regulations of the SEC. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2020, as included in the Company’s final prospectus, dated March 17, 2021, filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act of 1933, as supplemented, on March 31, 2021.

1
0

VINE ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data - unaudited)

Principles of Consolidation
All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the calendar year.
Noncontrolling Interest
As a result of the Corporate Reorganization and the Offering, the Company acquired 54.5% of Vine Holdings, with the Existing Owners retaining ownership of 45.5% of Vine Holdings. Accordingly, the Company has consolidated the financial position and results of operations of Vine Holdings and reflected the portion retained by the Existing Owners as a noncontrolling interest.
Business Combinations
The Company applies the acquisition method of accounting for business acquisitions. The results of operations of the businesses acquired by the Company are included as of the respective acquisition date. The acquisition-date fair value of the consideration transferred, including the fair value of any contingent consideration, is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To the extent the acquisition-date fair value of the consideration transferred exceeds the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill or unproven properties. The Company may adjust the preliminary purchase price allocation, as necessary, as it obtains more information regarding asset valuations and liabilities assumed that existed but were not available at the acquisition date, which is generally up to one year after the acquisition closing date. Acquisition related expenses are recognized separately from the business combination and are expensed as incurred.
Use of Estimates
The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates of reserves are used to determine depletion and to conduct impairment analysis. Estimating reserves is inherently uncertain, including the projection of future rates of production and the timing of development expenditures. Actual results could differ from those estimates.
Recent Accounting Pronouncements
Not Yet Adopted
As we were previously an emerging growth company, we took advantage of the extended transition period for complying with new or revised accounting standards. We lost our status as an emerging growth company in the second quarter of 2021 upon issuance of the
6.75%
Senior Notes (as defined below). As a result, we are required to adopt the following new standards effective on January 1, 2021, but are allowed transition relief by the SEC to adopt new or revised accounting standards in the quarter following our loss of status. Accordingly, we expect to adopt these standards during the quarter ending June 30, 2021 with an effective date of January 1, 2021.
The Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”)
No. 2016-13,
“Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which introduces guidance for estimating credit losses on certain types of financial instruments based on expected losses and the timing of the recognition of such losses. The impact of adopting this standard is not expected to be material.
The FASB issued ASU
No. 2016-02,
“Leases (Topic 842)” which requires all leases greater than one year to be recognized as right-of-use
assets and lease liabilities. We expect to adopt the ASU using the modified retrospective transition method as of the adoption date, which does not require comparative periods to be adjusted. Oil and gas leases are excluded from the guidance. We are currently reviewing the contracts to which this new guidance applies and evaluating the new guidance to determine the impact it will have on our consolidated financial statements. We expect the adoption of this guidance will increase the assets and liabilities recorded on our balance sheet in the range of $10 million to $15 million and expect the impact of this standard on our statement of operations and cash flow to be de minimis. We expect to elect the following practical expedients permitted under the transition guidance:

•	the package of practical expedients, which among other things, allows the Company to carry forward the historical lease classification;

•	the land easements practical expedient, which allows the Company to carry forward the accounting treatment for land easements on existing agreements;

•	the short-term lease practical expedient, which allows the Company to exclude short-term leases from recognition in the consolidated balance sheets; and

•	the bifurcation of lease and non-lease components practical expedient, which does not require the Company to bifurcate lease and non-lease components for all classes of assets.

1
1

VINE ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data - unaudited)

Note 3. Acquisition of the Brix Companies
As part of the Corporate Reorganization, the Existing Owners prior to the Offering contributed all of their equity interests in Vine Oil & Gas, Vine Oil & Gas GP, Brix, Brix GP, Harvest and Harvest GP to Vine Holdings in exchange for LLC Interests in Vine Holdings to effectuate the acquisition. For purposes of effecting the acquisition, Vine Oil & Gas and the Brix Companies were not considered to be entities under common control for financial reporting purposes. Vine Oil & Gas has been identified as the accounting acquirer of the Brix Companies which has been accounted for as a business combination under the acquisition method of accounting under U.S. GAAP.
The following table present
s
 the fair value of consideration transferred by the Company as a result of the acquisition:

Preliminary Acquisition Consideration
( Amounts in thousands, except share and per share amounts )
Vine Units issued for acquisition of the Brix Companies	23,571,754
Offering price of Class A Common Stock	$14.00

Total equity issued in acquisition	$330,005
Contingent consideration (1)	6,985

Total acquisition consideration	$336,990

(1)	Represents the preliminary estimate of fair value of contingent consideration related to the TRA liability that will be payable by the Company to the former owners of the Brix Companies.
The table below reflects the preliminary fair value estimates of the assets acquired and liabilities assumed as of the acquisition date. While the preliminary purchase price allocation is substantially complete as of the date of this filing, there may be further adjustments to the Company’s natural gas properties. The contingent consideration related to the TRA liability will be revalued quarterly. These amounts will be finalized within the measurement period of the acquisition which will be no later than one year from the acquisition date. Subsequent to the measurement period, the adjustments for revaluation of the TRA liability will be recorded in our statements of operations.
Measurement period adjustments that the Company determines to be material will be applied retrospectively to the period of acquisition in the Company’s consolidated financial statements and, depending on the nature of the adjustments, other periods subsequent to the period of acquisition could also be affected.

1
2

VINE ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data - unaudited)

The preliminary purchase price was allocated as follows:

(Amounts in thousands)
Assets Acquired:
Cash and cash equivalents	$19,858
Accounts receivable	30,472
Joint interest billing receivables	4,283
Proved properties	361,439
Unproved properties	89,993

Total assets to be acquired	$506,045

Liabilities Assumed:
Accounts payable	$2,123
Accrued liabilities	5,847
Revenue payable	13,384
Derivatives	16,583
Brix Credit Facility (1)	127,500
Asset retirement obligations	984
Refundable deposits	2,634

Total liabilities to be assumed	169,055

Net assets to be acquired	$336,990

(1)
Borrowings under the Brix Credit Facility were determined to approximate fair value, and were subsequently repaid in full, including a $2.5 million call premium, and terminated by the Company on March 22, 2021, using a portion of the net proceeds from the Offering.

Proved and unproved properties were valued using an income approach based on underlying reserves projections as of the acquisition date. The income approach is considered a Level 3 fair value estimate and includes significant assumptions of future production, commodity prices, operating and capital cost estimates, the weighted average cost of capital for industry peers, which represents the discount factor, and risk adjustment factors based on reserve category. Price assumptions were based on observable market pricing, adjusted for historical differentials, while cost estimates were based on current observable costs inflated based on historical and expected future inflation. Taxes were based on current statutory rates.
Unproved properties primarily relate to future drilling locations that were not included in proved undeveloped reserves. These future drilling locations are located on acreage where the reservoir is known to be productive but have been excluded from proved reserves due to uncertainty on whether the wells will be drilled within the next five years as required by SEC rules in order to be included in proved reserves.
From the acquisition date through March 31, 2021, total revenue and net income attributable to Vine Energy Inc associated with the operations acquired through the acquisition were
$2.5 million and $(5.3) million, respectively.

1
3

VINE ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data - unaudited)

The following table summarizes the unaudited pro forma condensed combined financial information of the Company as if the acquisition had occurred on January 1, 2020 (in thousands):

	For the Three Months Ended
	March 31,
	2021	2020
Total revenue	$160,630	$181,164
Net i ncome attributable to Vine Energy Inc.	$(18,600)	$2,608

(1)
The noncontrolling interest owners, which we refer to as the Existing Owners of the Vine Energy Investment Vehicles, have exchange rights which enable the noncontrolling interest owners to exchange Vine Units, along with surrendering a corresponding number of Class B common stock, for shares of Class A Common Stock on a one for one basis. The noncontrolling interest owners exchange rights cause the Vine Units, along with surrendering a corresponding number of Class B Common Stock, to be considered potentially dilutive shares for purposes of the dilutive net income per share calculations. For the three months ended March 31, 2021, and 2020, these exchange rights were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

The unaudited pro form
a
 financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been completed on January 1, 2020, and is not necessarily indicative of future results of operations of the combined company. The unaudited pro forma financial information gives effect to the acquisition, as well as the Offering and the use of net proceeds therefrom and borrowings under the New RBL of $28 million, as if the transactions had occurred on January 1, 2020. The unaudited pro forma financial information for the three months ended March 31, 2021 and 2020 is a result of combining the statements of operations of the Company with the pre-acquisition
results of the Brix Companies, with adjustments for revenues and expenses. The unaudited pro forma financial information excludes any cost savings anticipated as a result of the acquisition and the impact of any acquisition-related costs.
The unaudited pro forma financial information for the three months ended March 31, 2021, includes adjustments for reduced depreciation, depletion and accretion expense of $21.3 million, the elimination of the historical monitoring fees of $3.7 million, and the net decrease to interest expense of $2.8 million. The unaudited pro forma financial information for the three months ended March 31, 2020, includes adjustments for reduced depreciation, depletion and accretion expense of $12.1 million, the elimination of the historical monitoring fees of $3.1 million, and the net decrease to interest expense of $5.4 million. Management believes the estimates and assumptions are reasonable, and the effects of the acquisition are properly reflected.

1
4

VINE ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data - unaudited)

Note 4. Accrued Liabilities
The Company’s accrued liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020

Capital expenditures	$39,273	$20,808
Operating expenses	38,259	30,554
Royalty owner suspense	9,412	7,891
Compensation-related	5,381	9,432
Interest expense	38,320	17,848
Offering and financing costs	6,153	1,875
Other	4,670	1,596

Accrued liabilities	$141,468	$90,004

Note 5. Long-Term Debt
The Company’s long-term debt consists of the following (in thousands):

	March 31, 2021	December 31, 2020

Face amount:
New RBL	$28,000	$—
Prior RBL	—	190,000
Second Lien Term Loan	150,000	150,000
8.75% Senior Notes	530,000	530,000
9.75% Senior Notes	380,000	380,000

Total face amount	1,088,000	1,250,000

Deferred financing costs and discount:
Prior RBL	—	(6,431)
Second Lien Term Loan	(6,336)	(7,053)
8.75% Senior Notes	(6,992)	(7,821)
9.75% Senior Notes	(3,573)	(3,954)

Total deferred finance costs	(16,901)	(25,259)

Total debt	1,071,099	1,224,741
Less: short-term portion	—	—

Total long-term debt	$1,071,099	$1,224,741

Deferred financing costs associated with our New RBL of $10.1 million are included in Other Assets on our balance sheets at March 31, 2021.
New RBL
In March 2021,
Vine Holdings entered into the New RBL with a syndicate of financial institutions. The New RBL provides for a total facility size of $750 million and an initial borrowing base of
$350 million.
The New RBL bears interest at a rate equal to LIBOR plus an additional margin, based on the percentage of the revolving commitment being utilized, ranging from 3.00% to 4.00%, with a LIBOR ‘floor’ of 0.50%. The New RBL matures on the earlier to occur of (a) 45 months after the closing of the Offering, (b) 91 days prior to the maturity of the Second Lien Term Loan (as defined below),
to the extent any of such indebtedness remains outstanding, and (c) 91 days prior to the maturity of the 9.75% Notes or 8.75%
Notes (as each is defined below),
to the extent specified amounts of such indebtedness remain outstanding. There is a commitment fee of 0.50% on the undrawn borrowing base amounts. The New RBL is secured on a senior basis by substantially all of our assets and stock and guaranteed by the subsidiaries that secure and guarantee the Second Lien Term Loan.
As of March 31, 2021, we had $28
million drawn and outstanding letters of credit of approximately
$26 million, providing for $296 million of available borrowing capacity under the New RBL. As of March 31, 2021, borrowings under the New RBL had an interest rate of 3.5%. As of March 31, 2021, the fair value of the New RBL approximates carrying value as it bears interest at variable rates over the term of the loan.

1
5

VINE ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data - unaudited)

Prior RBL
The Prior RBL, as amended in December 2020, was to mature on January 15, 2023. The outstanding balance on the Prior RBL was repaid in connection with the Offering and the facility was extinguished upon repayment. For the three months ended March 31, 2021, we recognized $4.1 million as a loss on extinguishment to write-off
unamortized deferred financing costs and $0.4 million in interest expense to recognize accrued interest and unutilized commitment fees due upon the extinguishment of the Prior RBL.
Second Lien Term Loan
On December 30, 2020, we entered into the $150
million second lien term loan (the “Second Lien Term Loan”) and used the proceeds, along with cash on hand, to repay the aggregate principal amount outstanding under Vine Oil & Gas LP’s superpriority facility, dated as of February 7, 2017.
The Second Lien Term Loan was fully drawn at closing. The Second Lien Term Loan bears interest at a rate equal to LIBOR, with a floor of 0.75%, plus 8.75% per annum, payable monthly, and matures on the earlier to occur of (a) December 30, 2025 and (b) 90 days prior to the maturity of the 9.75% Notes or 8.75% Notes, to the extent specified amounts of such indebtedness remain outstanding. The Second Lien Term Loan is redeemable beginning June 30, 2022 at par plus 2%, stepping down to par plus 1% on June 30, 2023 and at par on June 30, 2024 and thereafter.
The Second Lien Term Loan is secured on a junior lien basis by all our assets and stock and the subsidiaries that secure the New RBL. As of March 31, 2021, the fair value of the Second Lien Term Loan approximates carrying value as it bears interest at variable rates over the term of the loan.
Third Lien Revolving Credit Facility
The Company’s $330
 million third lien revolving credit facility (the “Third Lien Facility”)
was terminated in connection with the New RBL. The Third Lien Facility was undrawn at the time of its termination. For the three months ended March 31, 2021, we recognized $0.8 million as a loss on extinguishment to write-off
unamortized deferred financing costs and $0.3 million of interest expense for unutilized commitment fees due upon termination of the Third Lien Facility.
Senior Unsecured 6.75% Notes
I
n April 2021, we issued $950 million aggregate principal amount of 6.75%
s
enior
n
otes due 2029 (“6.75% Notes”) at par. Interest is accrued and paid semi-annually on April 15 and October 15, commencing October 15, 2021.
The 6.75% Notes are guaranteed on a senior unsecured basis by all of our subsidiaries.

Prior to April 15, 2024, we may redeem the 6.75% Notes (i) at par plus the make-whole premium or (ii) with respect to up to 40% of the principal amount, at 106.750% of par using the net proceeds from an equity offering.
Subsequent to April 15, 2024, we may redeem the 6.75% Notes at a redemption price
(plus accrued and unpaid interest) equal to 103.375% of par for April 2024 through April 2025, 101.688% of par from April 2025 through April 2026 and 100% of par thereafter.
I
n April 2021, we used the net proceeds from the issuance of the 6.75% Notes of approximately $933 million, along with cash on hand, to fund the redemption of all of the outstanding 8.75% Notes and 9.75% Notes and to pay the premiums, fees and expenses related to the redemption, including accrued interest, and to pay the fees and expenses related to the issuance of the 6.75% Notes.
The redemption of the 8.75% Notes and the 9.75% Notes result ed
in a loss on extinguishment of $73.1 million, consisting of $8.2 million to write off unamortized deferred financing costs, $2.3 million to write off unamortized discount related to the 8.75% Notes and $62.6 million in redemption premiums.
Senior Unsecured 8.75% Notes
In October 2017, we issued $530 million aggregate principal amount of 8.75%
s
enior
n
otes due 2023
(the “8.75% Notes”) at
99% of par. Interest is accrued and paid semi-annually on April 15 and October 15. As of March 31, 2021, the fair value of the 8.75% Notes was approximately $564.1 million.
In April 2021, using the proceeds from the issuance of the 6.75% Notes, we repaid in full the 8.75% Notes, including accrued interest of
$22.3 million and redemption premiums of $34.8 million.
Senior Unsecured 9.75% Notes
In October 2018, we issued $380 million aggregate principal amount of 9.75%
s
enior
n
otes due 2023
(the “9.75% Notes”)
at par. Interest is accrued and paid semi-annually on April 15 and October 15. As of March 31, 2021, the fair value of the 9.75% Notes was approximately $406.7 million.

1
6

VINE ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data - unaudited)

I
n April 2021, using the proceeds from the issuance of the 6.75% Notes, we repaid in full the 9.75% Notes, including accrued interest of $17.8 million and redemption premiums of $27.8 million.
Other
All debt agreements include usual and customary covenants for facilities of their type and size. The covenants cover matters such as mandatory reserve reports, the responsible operation and maintenance of properties, certifications of compliance, required disclosures to the lenders, notices under other material instruments, notices of sales of oil and gas properties, incurrence of additional indebtedness, restricted payments and distributions, certain investments outside of the ordinary course of business, limits on the amount of commodity and interest rate hedges that can be put in place and events of default.
Note 6. Derivative Instruments

The following table summarizes the gross fair value of our derivative assets and liabilities and the effect of master netting arrangements:

	Balance Sheet Classification	Gross Amounts	Netting Adjustment	Net Amounts Presented on the Balance Sheet
	(in thousands)
March 31, 2021
Assets:
Commodity Derivatives	Current assets	$1,311	$(1,311)	$—
Commodity Derivatives	Noncurrent assets	6,088	(6,088)	—

Total assets		$7,399	$(7,399)	$—

Liabilities:
Commodity Derivatives	Current liabilities	$79,840	$(1,311)	$78,529
Commodity Derivatives	Noncurrent liabilities	37,535	(6,088)	31,447

Total liabilities		$117,375	$(7,399)	$109,976

December 31, 2020
Assets:
Commodity Derivatives	Current assets	$9,095	$(9,095)	$—
Commodity Derivatives	Noncurrent assets	2,742	(2,742)	—

Total assets		$11,837	$(11,837)	$—

Liabilities:
Commodity Derivatives	Current liabilities	$29,043	$(9,095)	$19,948
Commodity Derivatives	Noncurrent liabilities	41,083	(2,742)	38,341

Total liabilities		$70,126	$(11,837)	$58,289

Commodity Derivatives
The following table summarizes our commodity derivative positions as of March 31, 2021:

Natural Gas Swaps
Production Year	Average Daily Volumes (MMBTU)	Weighted Average Swap Price ($ / MMBtu)
2021 (April - December)	842,398	$2.53
2022	556,489	$2.54
2023	189,788	$2.48
2024	100,561	$2.53
2025	33,945	$2.58

1
7

VINE ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data - unaudited)

Note 7. Earnings per Share
As a result of the Offering and Corporate Reorganization, all existing equity interests were converted to new equity interests in Vine Holdings. Accordingly, earnings per share information has not been presented for the Predecessor for the three months ended March 31, 2020 as it is not considered meaningful. Basic and diluted weighted average shares outstanding for the three months ended March 31, 2021 are calculated using shares outstanding from the Offering to March 31, 2021.
The Existing Owners have exchange rights
that
enable the noncontrolling interest owners to exchange Vine Units, along with surrendering a corresponding number of Class B Common Stock, for shares of Class A Common Stock on a one for one basis. The noncontrolling interest owners exchange rights cause the Vine Units, along with surrendering a corresponding number of Class B Common Stock, to be considered potentially dilutive shares for purposes of dilutive loss per share calculations. For the three months ended March 31, 2021, these exchange rights were not included in the computation of diluted loss per share because the effect would be anti-dilutive as the Company is in a net loss position.
Note 8. Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and NOLs, disallowed interest expense carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be taxable or deductible. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of enactment.
We regularly review our deferred tax assets for recoverability and establish a valuation allowance, if needed, based on historical taxable income, projected future taxable income, applicable tax planning strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In forming our judgment regarding the recoverability of deferred tax assets related to deductible temporary differences and tax attribute carryforwards, we give weight to all available positive and negative evidence based on the extent to which the forms of evidence can be objectively verified. We consider, among other things, our deferred tax liabilities, the overall business environment, historical earnings and losses, current industry trends, and our outlook for future years. After consideration of all the available evidence, we believe that significant uncertainty exists with respect to the future realization of the deferred tax assets. Accordingly, we have established a full valuation allowance.
Vine Energy, Inc is a corporation for U.S. federal and state income tax purposes. Our Predecessor was and is treated as a flow-through entity for U.S. federal income tax purposes, and as such, has generally not been subject to U.S. federal income tax at the entity level. As part of the Corporate Reorganization, certain of the Existing Owners exchanged all or part of their Vine Units for shares of the Company’s Class A Common Stock. On the date of the Corporate Reorganization, a corresponding “first day” tax benefit
of $48.5 million was recorded to establish a net deferred tax asset for differences between the tax and book basis of Vine Holdings’ assets and liabilities, offset by a full valuation allowance. The acquired income tax attributes primarily consist of U.S. federal and state NOLs of $170.2 million and $55.9 million, respectively, available to offset future taxable income. A portion of these NOLs expire beginning in 2035, whereas the remaining NOLs have an indefinite life. In accordance with Internal Revenue Code Section 382, the Company’s NOLs are subject to an annual limitation as defined under the regulations.
At each interim period, the Company applies an estimated annualized effective tax rate to the current period income or loss before income taxes, which can produce interim effective tax rate fluctuations. The effective combined U.S. federal and state income tax rate for the three months ended March 31, 2021 is (0.57)%. Total income tax expense for the three months ended March 31, 2021 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to the full valuation allowance established against the net deferred tax assets as well as net income attributable to noncontrolling ownership interests.

VINE ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data - unaudited)

Note 9. Commitments and Contingencies
Litigation
Occasionally, we are subject to legal proceedings and claims that arise in the ordinary course of business. Like other natural gas producers, our operations are subject to extensive and rapidly changing federal and state environmental, health and safety and other laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. We are not currently a party to any material legal proceedings and are not aware of any material legal proceedings threatened to be brought against us.
Environmental Remediation
We may become subject to certain liabilities as they relate to environmental remediation of well sites related to their development or operation. In connection with our acquisition of existing or previously drilled wells, we may not be aware of the environmental safeguards that were taken at the time such wells were drilled or operated by others. Should we determine that a liability exists with respect to any environmental cleanup or restoration, we would be responsible for curing such a violation. No claim has been made, nor are we aware of any liability that exists, as it relates to any environmental cleanup or restoration or the violation of any rules or regulations relating thereto.
Note 10. Related Parties
Prior to the Corporate Reorganization, our Predecessor was a party to transactions in the ordinary course of business with the Brix Companies as affiliated companies. The nature of such transactions included services rendered and administrative costs incurred, capital expenditures and operating expenses related to drilled wells and the allocation of revenue in shared wells. Subsequent to the Corporate Reorganization, the Brix Companies were acquired by Vine Holdings (see Note 3), and therefore, similar transactions are no longer considered transactions with affiliates.
The monitoring fee included in the statements of operations is paid under a management and consulting agreement with Blackstone and our Chief Executive Officer, of which, 99% is attributable to Blackstone. This agreement was eliminated effective with the Offering.
As of March 31, 2021 and December 31, 2020, Blackstone owned $50.0 million aggregate principal of the 8.75% Notes.
 In connection with the repayment of the 8.75% Notes in April 2021, Blackstone was paid $53.3 million including a redemption premium.
For the three months ended March 31, 2021 and 2020, we recorded $0.3 million and $0.4 million, respectively, in interest expense for unused commitment fees on the Third Lien Facility, for which certain affiliates of Blackstone are the lenders.
In connection with the Offering, Blackstone Securities Partners L.P. (“Blackstone Partners”), an affiliate of Blackstone, acted as an initial purchaser in the Offering and purchased 2,472,500 shares of Class A Common Stock. Blackstone received $1.4 million for acting as an initial purchaser in the Offering. Additionally, Blackstone and certain members of management purchased 4,285,000 shares of Class A Common Stock in support of the Offering.
In connection with the issuance of the 6.75% Notes in April 2021, Blackstone Partners received $1.5 million for acting as an initial Purchaser in the sale of the 6.75% Notes.

Item 2.	Management’s Discussions and Analysis of Financial Condition and Results of Operations
The following should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form
10-Q
(“Quarterly Report”). The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expectations. We caution that assumptions, expectations, projections, intentions or beliefs about future events may vary materially from actual results. Some of the key factors that could cause actual results to vary from our expectations include those factors discussed below and elsewhere in this Quarterly Report, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. “Cautionary Statement Regarding Forward- Looking Statements” and “Risk Factors” (included in the Company’s final prospectus, dated March 17, 2021, filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) of the Securities Act of 1933, as supplemented, on March 31, 2021, the “Registration Statement”) contain important information. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. Unless otherwise indicated, the historical financial information as of and for the three months ended March 31, 2020 presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” speaks only with respect to our Predecessor and does not give pro forma effect to our corporate reorganization described in “Factors That Significantly Affect Comparability of Our Financial Condition and Results of Operations—Corporate Reorganization.”
Investors are cautioned that the forward-looking statements contained in this section and other parts of this Quarterly Report involve both risk and uncertainty. Several important factors could cause actual results to differ materially from those anticipated by these statements. Many of these statements are macroeconomic in nature and are, therefore, beyond the control of management. See “Cautionary Statement Regarding Forward-Looking Statements” above and the Company’s Registration Statement.
Overview
We are a pure play natural gas company focused solely on the development of natural gas properties in the stacked Haynesville and
Mid-Bossier
shale plays in the Haynesville Basin of Northwest Louisiana. As of December 31, 2020 on a pro forma basis, we had approximately 125,000 net surface acres centered in what we believe to be the core of the Haynesville and
Mid-Bossier
plays. Over 90% of our acreage is held by production, and we operate over 90% of our future drilling locations. As of December 31, 2020 on a pro forma basis, we had approximately 370 net producing wells. Our assets are located almost entirely in Red River, DeSoto and Sabine parishes of Northwest Louisiana, which according to Enverus, have consistently demonstrated higher EURs relative to D&C costs than the Haynesville and
Mid-Bossier
plays in Texas and other parishes in Louisiana. Approximately 84% of our acreage is prospective for dual-zone development, providing us with approximately 900 drilling locations. Utilizing an average of 4 gross rigs, we have approximately 25 years of development opportunities.
Market Conditions and Operational Trends
The oil and gas industry is cyclical and commodity prices are highly volatile. Spot prices for Henry Hub generally ranged from $1.50 per MMBtu to $4.75 per MMBtu since the Company’s inception in 2014. We expect that this market will continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. We use our derivative portfolio and firm sales contracts to mitigate the risks of price volatility.
Our Second Lien Term Loan, requires that we hedge 70% of our total expected production for the next 24 months. By virtue of this hedging requirement, we are impacted less by gas price volatility during this time frame than future periods where a smaller percentage of our production is subject to derivative contracts. We believe our balance sheet and hedge program provide ample liquidity in the event of an adverse commodity price environment to enable us to continue to generate levered free cash flow.
To the extent, however, that natural gas prices decrease, these lower prices not only reduce our revenue and cash flows, but also may limit the amount of natural gas that we can develop economically and therefore potentially lower our proved reserves. Lower commodity prices in the future could also result in impairments of our natural gas properties. The occurrence of any of the foregoing could materially and adversely affect our future business, financial condition, results of operations, operating cash flows, liquidity or ability to fund planned CapEx. Alternatively, natural gas prices may increase, which while increasing revenue and cash flows would result in significant losses being incurred on our derivatives.

We believe domestic gas macro fundamentals are positively disposed in the near-to-intermediate
term as continued lower
oil-focused
drilling activity will lead to lower associated gas production resulting in a tighter market and higher prices than current levels as well as increased LNG feedstock and exports to Mexico.
Additionally, the oil and gas industry is subject to a number of operational trends, some of which are particularly prominent in the Haynesville Basin, where companies are increasingly utilizing new techniques to lower D&C costs per lateral foot and enhance new well economics, including using more proppant and water per lateral foot, increasing use of longer laterals, and increased automation to reduced drilling time and costs.
Evaluating Our Operations
We use the following metrics to assess the performance of our natural gas operations:

•	reserve and production levels;

•	realized prices on the sale of our production, including derivative effects;

•	lease operating expenses;

•	Adjusted EBITDAX; and

•	D&C costs per well and per lateral foot drilled and overall CapEx levels.
Production Levels and Sources of Revenue
We derive our revenue from the sale of our natural gas production and sales volumes directly impact our results of operations. As reservoir pressures decline with a well’s age, production from a given well decreases. Growth in our future production and reserves will depend on our continued ability to add proved reserves in excess of our production. Accordingly, we plan to maintain our focus on adding reserves through organic drill-bit
growth as well as opportunistically through acquisitions. Our ability to add reserves through development projects and acquisitions is dependent on many factors, including our gas prices, capital availability, regulatory approvals and ability to procure equipment, services, and personnel and successfully execute the development program or acquisitions.
Increases or decreases in our future production, revenue, and profitability are highly dependent on the commodity prices we receive. Natural gas prices are market driven and have been historically volatile, and we expect that future prices will continue to fluctuate due to supply and demand factors, seasonality and geopolitical and economic factors. We believe that higher volumes of natural gas will be produced or sold in the Gulf Coast region, but we also expect that higher demand from industrial expansion and export growth will cause the Gulf Coast markets to stabilize and our differentials to NYMEX will remain close to the current range and significantly better than differentials other basins have experienced. To mitigate the variability in differentials, we have entered into multiple physical firm sales contracts at fixed differentials to NYMEX.
Changes in commodity prices are as follows:

	For the Three Months Ended March 31,
	2021	2020
	($ / MMBtu)
NYMEX Henry Hub High	$2.85	$2.16
NYMEX Henry Hub Low	$2.47	$1.82
Differential to Average NYMEX Henry Hub (1)	$(0.11)	$(0.18)

(1)	Our differential is calculated by comparing the average NYMEX Henry Hub price to our volume weighted average realized price per MMBtu.
We utilize an unaffiliated third party to market a portion of our gas production to various purchasers, which consist of credit-worthy counterparties, including utilities, LNG producers, industrial consumers, major corporations and super majors, in our industry. This third party collects directly from the purchasers and remits to us the total of all amounts collected on our behalf less their fee for making such sales. Additionally, we sell the majority of our gas to purchasers who remit directly to us under single month and firm sales contracts. We do not believe the loss of any customer would have a material adverse effect on our business, as other customers or markets are currently accessible to us.
Adjusted EBITDAX
We believe Adjusted EBITDAX is useful because it makes for easier comparison of our operating performance, without regard to our financing methods, corporate form or capital structure. We determined our adjustments from net income to arrive at Adjusted EBITDAX to reflect the substantial variance in practice from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDAX should not be considered more meaningful than net income determined in accordance with U.S. GAAP. Certain items excluded from Adjusted EBITDAX are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax burden, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDAX. Our presentation of Adjusted EBITDAX should not be construed as an inference that our results will be unaffected by unusual or non-recurring
items. Our computations of Adjusted EBITDAX differ from other similarly titled measures of other companies.
D&C Costs and CapEx
We evaluate our D&C costs by considering the absolute cost to drill and complete a well and install surface facilities, as well as the cost on a per lateral foot basis. Moreover, we evaluate the level of reserves developed per dollar spent in connection with that development to measure our capital efficiency. So long as these metrics continue to meet our expectations, we expect our overall CapEx levels to support an average
3-4
gross drilling rig program. Our capital efficiency is one of the key metrics we use to manage our business.
Factors That Significantly Affect Comparability of Our Financial Condition and Results of Operations
Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, for the following reasons:
Initial Public Offering.
In March 2021, we completed our initial public offering (the “Offering”) of 24,725,000 shares, including the underwriters’ option to purchase 3,225,000 additional shares, of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”) at a price of $14.00 per share to the public. The sale of the Company’s Class A Common Stock resulted in gross proceeds of $346.2 million to the Company and net proceeds of $322.0 million, after deducting underwriting fees and offering expenses. The material terms of the Offering are described in the Company’s Registration Statement.
The Company contributed the net proceeds of the Offering to Vine Holdings in exchange for newly issued limited liability interests in Vine Holdings (“Vine Units”). Vine Holdings utilized the proceeds from the Offering to repay all outstanding borrowings under that certain Senior Secured Credit Agreement dated as of March 20, 2018 by and among Brix Operating LLC, the lenders from time to time party thereto, and Macquarie Investments US Inc., as administrative agent, as amended from time to time (the “Brix Credit Facility”) and Vine Oil & Gas’s revolving credit facility, dated as of November 25, 2014 (the “Prior RBL”), and to pay fees and expenses related to the Offering and debt issuance costs related to the repayment of a portion of our indebtedness.
Upon completion of the Offering, we have incurred and expect continued incurrence of direct, incremental G&A expenses as a result of being publicly traded, including costs associated with Exchange Act compliance, tax compliance, PCAOB support fees, SOX compliance costs, investor relations activities, listing fees, registrar and transfer agent fees, stock-based compensation, incremental director and officer liability insurance costs and independent director compensation. We estimate these direct, incremental G&A expenses could total approximately $10 million to $12 million per year, which are not included in our historical results of operations. We anticipate these effects will be mitigated by additional recoveries associated with our expanded operated well count and the elimination of the monitoring fee.
Corporate Reorganization.
Immediately prior to the Notice of Effectiveness from the SEC on March 17, 2021, Vine Holdings underwent a corporate reorganization (“Corporate Reorganization”) whereby (a) the existing owners who directly held equity interests in Vine Oil & Gas, Vine Oil & Gas GP, Brix, Brix GP, Harvest and Harvest GP (the “Existing Owners”) contributed such equity interests to Vine Holdings in exchange for newly issued equity in Vine Holdings (the “LLC Interests”) to effectuate a merger of such entities into Vine Holdings, (b) certain of the existing owners contributed a portion of their LLC Interests directly, or indirectly by contribution of blocker entities (entities that are taxable as corporations for U.S. federal income tax purposes, the “Blocker Entities”) holding LLC Interests, to the Company in exchange for newly issued Class A Common Stock and contributed such Class A Common Stock received to Vine Investment II, Brix Investment II, Harvest Investment II, Vine Investment, Brix Investment or Harvest Investment, as applicable, (c) certain of the Existing Owners exchanged the remaining portion of their LLC Interests for Vine Units and subscribed for newly issued Class B common stock of the Company (“Class B Common Stock”) with no economic rights or value and contributed such Vine Units and Class B Common Stock to Vine Investment, Brix Investment and Harvest Investment, as applicable, and (d) the Company contributed the net proceeds of the Offering to Vine Holdings in exchange for newly issued Vine Units and a managing member interest in Vine Holdings.
Each share of Class B Common Stock entitles its holder to one vote on all matters to be voted on by shareholders. Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters presented to our shareholders for their vote or approval, except as otherwise required by applicable law or by our certificate of incorporation. The Class B Common Stock is not listed on any stock exchange.
Holders of Vine Units may surrender such shares, together with the same number of shares of Class B Common Stock to Vine Holdings in exchange for either (1) a number of shares of Class A Common Stock equal to the product of such number of Vine Units surrendered multiplied by a current exchange rate of one for one, subject to modification under the terms of the Exchange Agreement, or (2) at the Company’s election, cash equal to an amount calculated in accordance with the Exchange Agreement. If at any time, a Vine Unit holder surrenders its Vine Units, an equal number of Class B Common Stock shares must be concurrently surrendered.
Our historical financial data as of December 31, 2020 and for the three months ended March 31, 2020, reflects Vine Oil & Gas LP, the accounting predecessor of Vine Energy Inc. The financial data for the three months ended March 31, 2021, include Vine Oil & Gas LP for the entire period and the Brix Companies from March 17, 2021, the effective date of the acquisition as a result of the Corporate Reorganization. Accordingly, the financial information for the three months ended March 31, 2021 may not yield an accurate indication of what our actual results would have been if the Offering and the Corporate Reorganization had been completed at the beginning of the period presented or of what our future results of operations are likely to be in the future.
Monitoring fee.
Monitoring fees were paid pursuant to a management and consulting agreement with Blackstone and our CEO, of which over 99% is attributable to Blackstone. The monitoring fee was eliminated upon completion of the Offering.
Interest Expense.
In connection with the Offering and Bond Refinancing (as defined below), we materially reduced our indebtedness and therefore, we had an immediate reduction in cash interest expense and could see further reductions in cash interest expense as we use free cash flow to lower debt.
Income Taxes.
Our Predecessor was a limited partnership not subject to federal income taxes. Accordingly, no provision for federal income taxes has been provided for in our historical results of operations because taxable income was passed through to our partners. We are taxed as a corporation under the Internal Revenue Code and subject to U.S. federal income tax at the statutory rate of pretax earnings, and, as such, the amount of our future U.S. federal income tax will be dependent upon our future taxable income. Additionally, the Company is subject to state income tax in multiple jurisdictions.

Results of Operations

	For the Three Months Ended March 31,
	2021		2020
	(in thousands, except per Mcf)
Production:
Total (MMcf)	65,138		56,646
Average Daily (MMcfd)	724		622

Revenue:		Per Mcf		Per Mcf
Natural gas sales	$153,986	$2.36	$92,543	$1.63
Realized gain (loss) on commodity derivatives	(760)	(0.01)	42,044	0.74
Unrealized loss on commodity derivatives	(35,103)	(0.54)	(4,639)	(0.08)

Total revenue	118,123	1.81	129,948	2.29
Operating Expenses:
Lease operating	14,960	0.23	12,995	0.23
Gathering and treating	20,601	0.32	16,382	0.29
Production and ad valorem taxes	3,982	0.06	4,149	0.07
General and administrative	2,583	0.04	3,331	0.06
Monitoring fee	2,077	0.03	1,738	0.03
Depreciation, depletion and accretion	97,072	1.49	82,324	1.45
Exploration	—	—	75	0.00
Strategic	—	—	562	0.01
Write-off of deferred Offering costs	—	—	5,787	0.10

Total operating expenses	141,275	$2.17	127,343	$2.25

Operating income	(23,152)		2,605

Interest expense	(34,675)		(29,351)
Income tax provision	(165)		(150)

Total other expenses	(34,840)		(29,501)

Net income	$(57,992)		$(26,896)

Interest expense	34,675		29,351
Income tax provision	165		150
Depreciation, depletion and accretion	97,072		82,324
Unrealized loss on commodity derivatives	35,103		4,639
Exploration	—		75
Non-cash G&A	(1)		(6)
Strategic	—		562
Non-cash write-off of deferred Offering costs	—		5,787
Non-cash volumetric and production adjustment to gas gathering liability	—		(2,567)

Adjusted EBITDAX	$109,022		$93,419

Impact of the Corporate Reorganization on Results of Operations
Our historical financial data as of December 31, 2020 and for the three months ended March 31, 2020, reflects Vine Oil & Gas, the accounting predecessor of Vine Energy Inc. Our financial data for the three months ended March 31, 2021, include Vine Oil & Gas for the entire period and the Brix Companies from March 17, 2021, the effective date of the acquisition as a result of the Corporate Reorganization. The following table provides the impact of including the Brix Companies as a result of the Corporate Reorganization in our operations for the three months ended March 31, 2021:

Brix Companies
Revenue:	March 18 - 31, 2021
(in thousands)
Natural gas sales	$9,623
Realized loss on commodity derivatives	(1,002)
Unrealized loss on commodity derivatives	(6,167)

Total revenue	2,454

Operating Expenses:
Lease operating	649
Gathering and treating	1,160
Production and ad valorem taxes	152
General and administrative	287
Depletion, depreciation and accretion	5,519

Total operating expenses	7,767

Operating Income	$(5,313)

Revenue
Natural Gas Sales and Realized Commodity Derivatives
The following table summarizes the changes in our natural gas sales and realized derivative effects (in thousands):

2020	$134,587
Volume increase	13,874
Price increase	47,569
Realized derivative decrease	(42,804)

2021	$153,226

The increase in natural gas volume for the period ended March 31, 2021 (the “2021 Period”) was primarily the result of new wells developed in the prior year by our Predecessor as well as production attributable to the Brix Companies since the Corporate Reorganization. The price increase for the 2021 Period was driven by the increase in the Henry Hub price upon which our sales price is generally determined.
Since commodity prices were above the weighted average floor prices of our derivative portfolio, we realized a net loss on our natural gas derivatives during the 2021 Period. Conversely, commodity prices were below the weighted average floor prices of our derivative portfolio for the period ended March 31, 2020 (the “2020 Period”), and we realized a net gain on our natural gas derivatives. The average prices of natural gas in our commodity derivative contracts for the 2021 Period and 2020 Period were approximately $2.70 and $2.80 per MMBtu, respectively. Additionally, our total volumes hedged for the 2021 Period and 2020 Period were approximately 94% and 93% of net gas produced, respectively.

As our production volumes fluctuate, we would expect our revenue to also fluctuate, depending on prevailing natural gas prices.
Unrealized Gain (Loss) On Commodity Derivatives
We had an unrealized loss on our commodity derivative contracts for both the 2021 Period and 2020 Period.
The unrealized loss in the 2021 Period is primarily related to increases in NYMEX natural gas futures relative to December 31, 2020, while the loss in the 2020 Period is primarily related to a decline in our average hedge price from December 31, 2019.
Operating Expenses
Lease Operating (“LOE”)
LOE for the 2021 Period increased $2.0 million compared to the 2020 Period but was flat on a per Mcf basis. The increase in LOE on an absolute basis was primarily due to more wells online and an increase in expenses due to winter storm Uri. The storm caused additional expenses in labor, water disposal and equipment repairs to restore production.
We expect that our LOE will increase in the future as additional wells are brought online but may decrease on a unit cost basis as production increases since a portion of our LOE is fixed.
Gathering and Treating

	For the Three Months Ended March 31,
	2021		2020
	(in thousands)	Per Mcf	(in thousands)	Per Mcf
Gathering - Cash	$20,334	$0.31	$18,728	$0.33
Gathering - noncash	—	—	(2,567)	(0.05)
Other	267	0.00	221	0.00

Total	$20,601	$0.32	$16,382	$0.29

Gathering and treating expense increased in the 2021 Period on an absolute and unit cost basis. Our cash gathering fees decreased $0.02 per Mcf in the 2021 Period due to a contractual gathering rate decrease that occurred in Q4 2020. On a per Mcf basis, our non-cash
gathering liability gain decreased as all obligations under the gathering liability were satisfied in 2020 with no payments required in 2020 or 2021 on our minimum volume gathering commitment.
We expect our per Mcf gathering and treating expense to be approximately $0.29 to $0.30 per Mcf for the remainder of 2021.

Production and Ad Valorem Taxes

	For the Three Months Ended March 31,
	2021		2020
	(in thousands)	Per Mcf	(in thousands)	Per Mcf
Production taxes	$2,365	$0.03	$2,733	$0.04
Ad valorem taxes	1,617	0.03	1,416	0.02

Total	$3,982	$0.06	$4,149	$0.07

Production taxes were down $0.01 per Mcf primarily because the state of Louisiana dropped the severance tax rate from $0.125 per Mcf to $0.0934 per Mcf in the third quarter of 2020.
We expect our production and ad valorem tax to increase in the future as we develop our assets and increase the number of producing wells on which such taxes are levied. We expect these new wells will continue to qualify for early life production tax exemptions, and we expect our production tax costs will increase in absolute terms as wells meet payout and are no longer production tax exempt. Production taxes are paid on produced natural gas based on rates established annually by the state of Louisiana.
G&A

	For the Three Months Ended March 31,
	2021	2020
	(in thousands)
Wages and benefits	$6,223	$7,062
Professional services	1,091	1,029
Licenses, fees and other	1,742	2,065

Total gross G&A expense	9,056	10,156
Less:
Allocations to affiliates	(1,748)	(2,269)
Recoveries	(4,725)	(4,556)

Net G&A expense	$2,583	$3,331

The decrease in gross G&A expense for the 2021 Period was primarily due to decreased wages and benefits driven by reduced salary and bonus expenses. We had lower allocations to affiliates in the 2021 Period due to decreased time and expenses to support the affiliates as well as the elimination of allocations effective with the date of the Corporate Reorganization. Our net G&A expense was reduced by higher recoveries in the 2021 Period attributable to inclusion of the Brix Companies recoveries since the Corporate Reorganization and increased producing well count.
On June 15, 2021, Blackstone and management will calculate the final conversion of the Class A, B, and C units that were previously held at our Predecessor, Brix and Harvest into a single class of equity in Vine Investment, Brix Investment, Harvest Investment, Vine Investment II, Brix Investment II, and Harvest Investment II. The Class A Units of our Predecessor, Brix and Harvest will be deemed modified at June 15, 2021. As a result, we expect to record non-cash stock compensation expense in the second quarter of 2021 related to this final conversion.
Write-off
of Deferred Offering Costs
In conjunction with a possible Offering, costs incurred related to the Offering such as legal, audit, tax and other professional services are capitalized as deferred equity issuance costs. In the first quarter of 2020, we wrote-off
deferred Offering costs related to years that would no longer be presented in any future potential filings. Beginning in the fourth quarter of 2020, we incurred new costs related to the Offering that occurred in the first quarter of 2021 that were offset against Offering proceeds.

Monitoring Fee
The increase in monitoring fee for the 2021 Period is due to higher EBITDAX with payments pursuant to a management and consulting agreement with Blackstone and our CEO. This agreement was eliminated effective with the Offering.
DD&A

	For the Three Months Ended March 31,
	2021		2020
	(in thousands)	Per Mcf	(in thousands)	Per Mcf
Depletion	$95,516	$1.47	$80,059	$1.41
Depreciation	1,195	0.02	1,420	0.03
Accretion	361	0.01	845	0.01

Total	$97,072	$1.49	$82,324	$1.45

The increase in DD&A in the 2021 Period is due to increased production as well as an increased depletion rate. The decrease in deprecation is primarily associated with some assets becoming fully depreciated offset by an increase for depreciation on new saltwater disposal wells. The decrease in accretion expense is related to the elimination of our gas gathering liability in the 2020 Period.
The per MCF increase in depletion expense for the 2021 Period is attributable to increased capital expenditures in 2020 with relatively flat proved reserves. Our depletion rate for the remainder of 2021 will decrease related to the Corporate Reorganization and fair value of the Brix Companies’ assets acquired. We expect our depletion rate will fluctuate in the future based on levels of CapEx incurred to develop our assets and changes in proved reserve levels.
Interest Expense

	For the Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash interest:
Interest costs on debt outstanding	$26,171	$24,616
Letter of credit and other fees	599	374

Total cash interest	26,770	24,990
Non-cash interest:
Non-cash interest on debt outstanding	3,022	4,361
Non-cash loss on extinguishment of debt	4,883	—

Total non-cash interest	7,905	4,361

Total interest expense	$34,675	$29,351

The increase in interest costs on debt outstanding for the 2021 Period is primarily attributable to the higher interest rate on the Second Lien Term Loan which replaced Vine Oil & Gas LP’s Superpriority in December 2020.
Non-cash
interest on debt outstanding includes reduced amortization of deferred financing costs due to the debt transactions in December 2020. The loss on extinguishment of debt is associated with the termination of the Prior RBL and Third Lien facility.
Capital Resources and Liquidity
Our development activities require us to make significant operating and capital expenditures. Our primary use of capital has historically been for the development of natural gas properties. In addition, we regularly evaluate our capital structure and opportunities to manage our liabilities, as well as other strategic transactions that we believe to be credit accretive.

Contemporaneously with the closing of the Offering, we entered into the New RBL to repay in full and terminate each of the Prior RBL and the Brix Credit Facility. The New RBL has a total facility size of $750 million and a borrowing base of $350 million. As of March 31, 2021, we had $28 million drawn on our RBL and available capacity of $296 million (after giving effect to approximately $26 million of letters of credit).
In April 2021, Vine Holdings completed its offering of $950 million aggregate principal amount of 6.75% senior unsecured notes due 2029 (the “6.75% Notes”). The net proceeds from the Bond Offering, along with cash on hand, were used to redeem all of Vine Holdings’ 8.75% senior notes due 2023 and 9.75% senior notes due 2023 (the “Bond Refinancing”).
We expect our 2021 pro forma capital program to be approximately $340 to $350 million. We expect to fund our 2021 CapEx through operating cash flow and borrowings under our New RBL, while maintaining considerable liquidity and financial flexibility.
We believe that operating cash flow and our available capacity under our New RBL should be sufficient to fully fund our forecasted CapEx for 2021 and meet our cash requirements, including normal operating needs, debt service obligations and commitments and contingencies. However, we may access the capital markets to raise capital to the extent that we consider market conditions favorable.
Cash Flow Activity
Our financial condition and results of operations, including our liquidity and profitability, are significantly affected by the prices that we realize for our natural gas and the volumes of natural gas that we produce. Natural gas is a commodity for which established trading markets exist. Accordingly, our operating cash flow is sensitive to a number of variables, the most significant of which are the volatility of natural gas prices and production levels both regionally and across North America, the availability and price of alternative fuels, infrastructure capacity to reach markets, costs of operations and other variable factors. We monitor factors that we believe could be likely to influence price movements including new or expanded natural gas markets, gas imports, LNG and other exports and industry CapEx levels.
The following summarizes our cash flow activity:

	For the Three Months Ended March 31,
	2021	2020
	(in thousands)
Operating cash flow	105,311	$100,141
Investing cash flow	(58,155)	(86,005)
Financing cash flow	29,855	41,152

Net change in cash	$77,011	$55,288

2021 Period Compared to 2020 Period
Operating Cash Flow
Cash flow from operating activities for the 2021 Period was higher than the 2020 Period primarily due to higher natural gas sales driven by increased production and price.
Investing Cash Flow
Our cash flow from investing activities in the 2021 Period decreased due to lower capital expenditures as well as $19.9 million of cash received from the acquisition of the Brix Companies.
Financing Cash Flow
Cash flow from financing activities in the 2021 Period decreased as we had proceeds of $327.4 million from the issuance of Class A Common Stock and $28 million borrowed on our New RBL offset by repayments of the Brix Credit Facility and Prior RBL totaling $317.5 million.

Derivative Activities
Our commodity derivatives allow us to mitigate the potential effects of the variability in operating cash flow thereby providing increased certainty of cash flows to support our capital program and to service our debt. We believe our New RBL affords us greater flexibility to hedge than similar agreements of our peers because it allows us to hedge a large percentage of our total expected production. Typically, credit documents limit borrowers to hedging only production from already developed reserves. Our Second Lien Term Loan requires that we hedge 70% of our total expected production for the next 24 months. Our derivatives provide only partial price protection against declines in natural gas prices and partially limit our potential gains from future increases in prices. Our current derivative portfolio cannot protect us from the risk of a potential widening of differentials between our sales price and NYMEX. The following table summarizes our derivatives as of March 31, 2021:

Natural Gas Swaps
Period	Natural Gas Volume (MMBtud)	Weighted Average Swap Price ($ / MMBtu)
2021
Second Quarter	832,871	$2.52
Third Quarter	845,333	$2.53
Fourth Quarter	848,887	$2.55
2022
First Quarter	866,797	$2.56
Second Quarter	348,859	$2.54
Third Quarter	409,853	$2.54
Fourth Quarter	604,935	$2.53
2023
First Quarter	528,652	$2.48
Second Quarter	65,470	$2.45
Third Quarter	45,954	$2.44
Fourth Quarter	125,092	$2.50
2024
First Quarter	313,512	$2.53
Second Quarter	11,957	$2.31
Third Quarter	7,366	$2.31
Fourth Quarter	70,761	$2.58
2025
First Quarter	137,667	$2.58
We expect to continue to use commodity derivatives to hedge our price risk in the future, though the notional and pricing levels will be dependent upon prevailing conditions, including available capacity of our counterparties.

Debt Agreements
Summary of Outstanding Debt as of April 30, 2021
(1)

	Highest Priority		Lowest Priority
	RBL	Second Lien Term Loan	6.75% (Unsecured)

Face amount	$750 million	$150 million	$950 million
Amount outstanding	$73 million	$150 million	$950 million
Scheduled maturity date	December 2024, or 91 days prior to the maturity of the Second Lien Term Loan, to the extent any of such indebtedness remains outstanding	December 2025	April 2029
Interest rate	LIBOR + 3.0 - 4.0%	LIBOR + 8.75%	6.75%
Base interest rate options	ABR and LIBOR (with a floor of 0.50%) + spread	ABR and LIBOR (with a floor of 0.75%) + spread	N/A
Financial maintenance covenants	– Maximum consolidated total net leverage ratio of 3.25x effective April 2021	– Maximum consolidated total net leverage ratio of 4.0x decreasing to 3.5x effective April 2021 – Minimum liquidity of $40 million tested quarterly – Minimum hedging requirements	N/A
– Maximum Current Ratio of 1.00x effective April 2021 – Minimum hedging requirements
Significant restrictive covenants	– Incurrence of debt	– Incurrence of debt	– Incurrence of debt
	– Incurrence of liens	– Incurrence of liens	– Incurrence of liens
	– Payment of dividends	– Payment of dividends	– Payment of dividends
	– Equity purchases	– Equity purchases	– Equity purchases
	– Asset sales	– Asset sales	– Asset sales
	– Limitations on derivatives & investments	– Limitations on derivatives & investments	– Limitations on ability to make investments
	– Affiliate transactions	– Affiliate transactions	– Affiliate transactions
		– Excess cash cap	– Restricted payments – Limitations on Guarantees by Restricted Subsidiaries
Optional redemption	Any time at par	Make-whole through June 2022; 102% through June 2023; 101% through June 2024; thereafter at par	Make-whole through April 2024. After April 2024 through April 2025 at 103.375%; thereafter through April 2026 at 101.688%; thereafter at par.
Change of control	Event of default	Event of default	If accompanied by Ratings Decline, Investor put at 101% of par

(1)
This information is qualified in all respects by reference to the full text of the covenants, provisions and related definitions contained in the documents governing the various components of our debt.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk, including the effects of adverse changes in commodity prices as described below. The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risk. The term “market risk” refers to the risk of loss arising from adverse changes in natural gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for hedging purposes, rather than for speculative trading.
Commodity Price Risk and Hedges
Our major market risk exposure is in the pricing that we receive for our natural gas production. Natural gas is a commodity and, therefore, its price is subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the natural gas market has been volatile. Prices for domestic natural gas began to decline during the third quarter of 2014 and have been pressured since then, despite a modest recovery in oil prices. Spot prices for Henry Hub generally ranged from $1.50 per MMBtu to $4.75 per MMBtu since the Company’s inception in 2014. Our revenue, profitability and future growth are highly dependent on the prices we receive for our natural gas production, and the levels of our production, depend on numerous factors beyond our control.
Due to natural gas volatility, we have historically used, and we expect to continue to use, derivatives, such as swaps and collars, to hedge price risk associated with our anticipated production. This helps reduce potential negative effects of reductions in gas prices but also reduces our ability to benefit from increases in gas prices. These instruments provide only partial price protection against declines in natural gas prices and may partially limit our potential gains from future increases in prices. Moreover, our Second Lien Term Loan requires us to have 70% of our total expected production hedged 24 months forward.
Interest Rate Risk
At March 31, 2021, we had $178 million of floating interest rate debt outstanding.
We do not currently have any derivative arrangements to protect against fluctuations in interest rates applicable to our variable rate indebtedness but may enter into such derivative arrangements in the future. To the extent we enter into any such interest rate derivative arrangement, we would subject to risk for financial loss.
Counterparty and Customer Credit Risk
Our derivatives expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivatives to post collateral, our counterparties have principally been lenders under the RBL, which allows for right-of-offset
in the event that they do not perform. We also utilize other counterparties who have investment grade credit ratings and whom we will continue to evaluate creditworthiness over the terms of the derivatives.
Our principal exposures to credit risk are through receivables resulting from joint interest receivables and receivables from the sale of our natural gas production. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit quality of our customers is high.
We sell our production to various types of customers, but generally to trading houses and large physical consumers of natural gas. We extend and monitor credit based on an evaluation of their financial conditions and publicly available credit ratings. The future availability of a ready market for natural gas depends on numerous factors outside of our control, none of which can be predicted with certainty. We do not believe the loss of any single purchaser would materially impact our operating results because of gas fungibility, the depth of Gulf Coast markets and presence of numerous purchasers.
Accounts receivable from joint interest billings arise from costs that we incur as operator that are attributable to outside working interests. We generally have the right to offset cash we receive for any production that we market on behalf of such outside working interests in the event they do not pay their portion of the costs we incur on their behalf.

Inflation
Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations during the quarter ended March 31, 2021. Although the impact of inflation has been insignificant in recent years, it could cause upward pressure on the cost of oilfield services, equipment and G&A.
Off-Balance
Sheet Arrangements
We have no
off-balance
sheet arrangements.
Critical Accounting Policies and Changes
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carry forwards. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We regularly review our deferred tax assets for recoverability and establish a valuation allowance, if needed, based on historical taxable income, projected future taxable income, applicable tax planning strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In forming our judgment regarding the recoverability of deferred tax assets related to deductible temporary differences and tax attribute carryforwards, we give weight to all available positive and negative evidence based on the extent to which the forms of evidence can be objectively verified. We consider, among other things, our deferred tax liabilities, the overall business environment, historical earnings and losses, current industry trends, and our outlook for future years.
As of March 31, 2021, there were no other significant changes to the methodology applied by management for critical accounting policies previously disclosed in our final prospectus, dated March 17, 2021, filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act of 1933, as supplemented, on March 31, 2021.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are party to various legal proceedings and claims in the ordinary course of our business. We believe these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. There have been no significant developments in the “Legal Proceedings” described in our final prospectus, dated March 17, 2021, filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) of the Securities Act of 1933, as supplemented, on March 31, 2021.

Item 1A.	Risk Factors
There have been no material changes to the Company’s “Risk Factors” described in our final prospectus, dated March 17, 2021, filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act of 1933, as supplemented, on March 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sale of Equity Securities
On March 17, 2021, pursuant to a Master Reorganization Agreement by and among the Company, Vine Holdings and the Existing Owners and pursuant to the Amended and Restated Limited Liability Company Agreement of Vine Holdings, (a) the Existing Owners who directly held equity interests in Vine Oil & Gas, Vine Oil & Gas GP, Brix, Brix GP, Harvest and Harvest GP contributed such equity interests to Vine Holdings in exchange for the LLC Interests to effectuate a merger of such entities into Vine Holdings, (b) certain of the existing owners contributed a portion of their LLC Interests directly, or indirectly by contribution of the Blocker Entities holding LLC Interests, to Vine Energy in exchange for newly issued Class A Common Stock and contributed such Class A Common Stock received to Vine Investment II, Brix Investment II, Harvest Investment II, Vine Investment, Brix Investment or Harvest Investment, as applicable, (c) certain of the Existing Owners exchanged the remaining portion of their LLC Interests for Vine Units and subscribed for newly issued Class B Common Stock with no economic rights or value and will contribute such Vine Units and Class B Common Stock to Vine Investment, Brix Investment and Harvest Investment, as applicable, and (d) the Company contributed the net proceeds of the Offering to Vine Holdings in exchange for newly issued Vine Units and a managing member interest in Vine Holdings. As a result, the Existing Owners hold 34,218,535 shares of Class B Common Stock.
Each share of Class B Common Stock entitles its holder to one vote on all matters to be voted on by shareholders. Holders of Class A Common Stock and Class B Common Stock will vote together as a single class on all matters presented to our shareholders for their vote or approval, except as otherwise required by applicable law or by our certificate of incorporation.
These securities were offered and sold by us in reliance upon the exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.
Use of Proceeds
On March 17, 2021, our Registration Statement on Form S-1 (File No. 333- 253366) was declared effective by the SEC for our Offering pursuant to which we registered and sold an aggregate of 24,725,000 shares, including the underwriters’ option to purchase 3,225,000 additional shares, of the Company’s Class A Common Stock at a price of $14.00 per share to the public. The sale of the Company’s Class A Common Stock resulted in gross proceeds of $346.2 million to the Company and net proceeds of $322.0 million, after deducting underwriting fees and offering expenses. The material terms of the Offering are described in the Company’s final prospectus, dated March 17, 2021, filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act, as supplemented, on March 31, 2021. Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC acted as joint book-running managers and representatives of the underwriters in the offering.
The Company contributed the net proceeds of the Offering to Vine Holdings in exchange for newly issued Vine Units. Vine Holdings utilized the proceeds from the Offering to repay all outstanding borrowings under the Brix Credit Facility and the Prior RBL and to pay fees and expenses related to the Offering and deferred financing costs related to the New RBL.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement, dated March 17, 2021, by and among the Company, Vine Energy Holdings LLC and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC, as representatives of the several initial underwriters listed on Schedule I thereto (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, File No. 001-40239, filed with the Commission on March 23, 2021).

3.1	Amended and Restated Certificate of Incorporation of Vine Energy Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-40239, filed with the Commission on March 23, 2021).

3.2	Amended and Restated Bylaws of Vine Energy Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, File No. 001-40239, filed with the Commission on March 23, 2021).

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 333-253366, filed with the Commission on February 22, 2021).

4.2	Registration Rights Agreement, dated as of March 22, 2021, by and among Vine Energy Inc. and each of the other persons from time to time party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, File No. 001-40239, filed with the Commission on March 23, 2021).

4.3	Stockholders’ Agreement, dated as of March 22, 2021, by and among Vine Energy Inc. and each of the other persons from time to time party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, File No. 001-40239, filed with the Commission on March 23, 2021).

4.4	First Supplemental Indenture, dated March 17, 2021, by and among Vine Energy Holdings LLC, Vine Oil & Gas LP, Brix Oil & Gas Holdings LP, Harvest Royalties Holdings LP and Wilmington Trust, National Association, a national banking association, as trustee (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, File No. 001-40239, filed with the Commission on March 23, 2021).

4.5	First Supplemental Indenture, dated March 17, 2021, by and among Vine Energy Holdings LLC, Vine Oil & Gas LP, Brix Oil & Gas Holdings LP, Harvest Royalties Holdings LP and Wilmington Trust, National Association, a national banking association, as trustee (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, File No. 001-40239, filed with the Commission on March 23, 2021).

4.6	Indenture, dated April 7, 2021, by and among Vine Energy Holdings LLC, the guarantors party thereto and Wilmington Trust, National Association, a national banking association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-40239, filed with the Commission on April 9, 2021).

10.1	Amended and Restated Limited Liability Company Agreement of Vine Energy Holdings LLC, dated as of March 17, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-40239, filed with the Commission on March 23, 2021).

10.2	Tax Receivable Agreement, dated as of March 17, 2021, by and among Vine Energy Inc. and each of the other persons from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-40239, filed with the Commission on March 23, 2021).

10.3	Exchange Agreement, dated as of March 17, 2021, by and among Vine Energy Inc., Vine Energy Holdings LLC and holders of Class B Units and Class B Common Stock from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, File No. 001-40239, filed with the Commission on March 23, 2021).

10.4	Master Reorganization Agreement, dated as of March 17, 2021, by and among Vine Energy Inc., Vine Energy Holdings LLC and each of the other parties thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, File No. 001-40239, filed with the Commission on March 23, 2021).

10.5	First Lien RBL Credit Agreement, dated March 8, 2021, by and among Vine Energy Holdings LLC as the Borrower, the several lenders from time to time party thereto and Citibank, N.A. as Administrative Agent, Collateral Agent, Swingline Lender and an Issuing Bank (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, File No. 001-40239, filed with the Commission on March 23, 2021).

10.6	Amendment No. 1 to Second Lien Credit Agreement, dated March 8, 2021, by and among Vine Holdings as the New Borrower, Vine Oil & Gas LP as the Existing Borrower, the several lenders from time to time party thereto and Morgan Stanley Senior Funding as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, File No. 001-40239, filed with the Commission on March 23, 2021).

10.7	Vine Energy Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, File No. 001-40239, filed with the Commission on March 23, 2021).

10.8	Indemnification Agreement, dated March 17, 2021, by and among Vine Energy Inc. and Eric D. Marsh (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, File No. 001-40239, filed with the Commission on March 23, 2021).

10.9	Indemnification Agreement, dated March 17, 2021, by and among Vine Energy Inc. and David M. Elkin (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, File No. 001-40239, filed with the Commission on March 23, 2021).

10.10	Indemnification Agreement, dated March 17, 2021, by and among Vine Energy Inc. and Wayne B. Stoltenberg (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, File No. 001-40239, filed with the Commission on March 23, 2021).

Exhibit No.	Description

10.11	Indemnification Agreement, dated March 17, 2021, by and among Vine Energy Inc. and Jonathan C. Curth (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, File No. 001-40239, filed with the Commission on March 23, 2021).

10.12	Indemnification Agreement, dated March 17, 2021, by and among Vine Energy Inc. and Angelo G. Acconcia (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, File No. 001-40239, filed with the Commission on March 23, 2021).

10.13	Indemnification Agreement, dated March 17, 2021, by and among Vine Energy Inc. and Murat T. Konuk (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, File No. 001-40239, filed with the Commission on March 23, 2021).

10.14	Indemnification Agreement, dated March 17, 2021, by and among Vine Energy Inc. and Charles M. Sledge (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K, File No. 001-40239, filed with the Commission on March 23, 2021).

10.15	Indemnification Agreement, dated March 17, 2021, by and among Vine Energy Inc. and H. Paulett Eberhart (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K, File No. 001-40239, filed with the Commission on March 23, 2021).

10.16	Indemnification Agreement, dated March 17, 2021, by and among Vine Energy Inc. and David I. Foley (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K, File No. 001-40239, filed with the Commission on March 23, 2021).

10.17†	Employment Agreement, dated as of May 28, 2014, with Eric D. Marsh (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-253366, filed with the Commission on March 9, 2021).

10.18†	Amendment to Employment Agreement, dated as of March 3, 2017, with Eric D. Marsh (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 333-253366, filed with the Commission on March 9, 2021).

10.19†	Second Amendment to Employment Agreement, effective as of June 11, 2020, with Eric D. Marsh (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, File No. 333-253366, filed with the Commission on March 9, 2021).

10.20†	Employment Agreement, dated as of January 21, 2019, with David M. Elkin (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1, File No. 333-253366, filed with the Commission on March 9, 2021).

10.21†	Amendment to Employment Agreement, effective as of June 11, 2020, with David M. Elkin (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1, File No. 333-253366, filed with the Commission on March 9, 2021).

10.22†	Employment Agreement, dated as of September 10, 2018, with Wayne B. Stoltenberg (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, File No. 333-253366, filed with the Commission on March 9, 2021).

10.23†	Amendment to Employment Agreement, effective as of June 11, 2020, with Wayne B. Stoltenberg (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1, File No. 333-253366, filed with the Commission on March 9, 2021).

31.1 (a)	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2 (a)	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1 (b)	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2 (b)	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS (a)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH (a)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (a)	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (a)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(a)	Filed herewith.
(b)	Furnished herewith.
†	Management Contract or compensatory plan or agreement.
*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish to the SEC a copy of any omitted schedule upon request.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned hereunto duly authorized.

Vine Energy Inc.

Date: May 17, 2021	By:	/s/ Brian D. Dutton
Name: Brian D. Dutton
Title: Vice President, Chief Accounting Officer and Principal Accounting Officer