Form 10-Q
period 2021-06-30
VINE ENERGY INC.
filed 2021-08-13
CIK 1693853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
  ☒    No  ☐
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
of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, $0.01 par value, as of August 13, 2021 was 41,040,721.

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
Forward-looking statements may include statements about:

•	our business strategy;

•	our reserves;

•	our financial strategy, liquidity, and capital required for our development program;

•	our realized or expected natural gas prices;

•	our timing and amount of future production of natural gas;

•	our hedging strategy and results;

•	our future drilling plans and cost estimates;

•	our competition and government regulations;

•	our pending legal or environmental matters;

•	our ability to make business acquisitions;

•	the impact of the COVID-19 pandemic and its effect on our business and financial condition;

•	general economic conditions;

•	credit markets;

•	our future operating results; and

•	our future plans, objectives, expectations, and intentions.
We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production and sale of natural gas. These risks include, but are not limited to, commodity price volatility, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating natural gas reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described under “Risk Factors” in Vine Energy Inc.’s Registration Statement filed pursuant to Rule 424(b)(4) on March 19, 2021 with the Securities and Exchange Commission.
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

Glossary of Oil and Natural Gas Terms
The following are abbreviations and definitions of certain terms used in this document, which are commonly used in the oil and natural gas industry:

•	“Basin” refers to a geographic area containing specific geologic intervals.

•	“Btu” means one British thermal unit, the quantity of heat required to raise the temperature of a one pound mass of water by one degree Fahrenheit.

•	“CapEx” means capital expenditures.

•	“D&C” means drilling and completion costs.

•
“Estimated ultimate recovery” or “EUR” means the sum of reserves remaining as of a given date and cumulative production as of that date. As used in this Quarterly Report, EUR includes only proved reserves and is based on our reserve estimates.

•
“Field” means an area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations.

•	“Formation” means a layer of rock which has distinct characteristics that differs from nearby rock.

•
“Henry Hub” means the distribution hub on the natural gas pipeline system in Erath, Louisiana, owned by Sabine Pipe Line LLC, which serves as the delivery location for gas futures contracts on the NYMEX.

•
“Drilling locations” means total gross locations that may be able to be drilled on our existing acreage. A portion of our drilling locations constitute estimated locations based on our acreage and spacing assumptions.

•	“LNG” means liquified natural gas.

•	“Mcf” means one thousand cubic feet of natural gas.

•	“MMBtu” means one million Btu.

•	“MMBtud” means one MMBtu per day.

•	“MMcf” means one million cubic feet of natural gas.

•	“MMcfd” means one MMcf per day.

•	“NYMEX” means the New York Mercantile Exchange.

•
“Proved reserves” means the reserves which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.

•
“Reservoir” means a porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock and is separate from other reservoirs.

•	“Spacing” means the distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres (e.g., 40-acre spacing) and is often established by regulatory agencies.

•
“Unit” means the joining of all or substantially all interests in a specific reservoir or field, rather than a single tract, to provide for development and operation without regard to separate mineral interests. Also, the area covered by a unitization agreement.

•	“Wellbore” or “well” means a drilled hole that is equipped for natural gas production.

•
“Working interest” means the right granted to the lessee of a property to explore for and to produce and own natural gas or other minerals. The working interest owners bear the exploration, development, and operating costs on either a cash, penalty, or carried basis.

Names of Entities

•	“Blackstone” refers collectively, to investment funds affiliated with or managed by The Blackstone Group L.P.

•	“Brix” refers to Brix Oil & Gas Holdings LP.

•	“Brix Companies” refers to Brix and Harvest on a combined basis as acquired by Vine Holdings prior to the initial public offering.

•	“Brix GP” refers to Brix Oil & Gas Holdings GP LLC.

•	“Brix Investment” refers to Brix Investment LLC.

•	“Brix Investment II” refers to Brix Investment II LLC.

•	“Harvest” refers to Harvest Royalties Holdings LP.

•	“Harvest GP” refers to Harvest Royalties Holdings GP LLC.

•	“Harvest Investment” refers to Harvest Investment LLC.

•	“Harvest Investment II” refers to Harvest Investment II LLC.

•	“Vine,” “Company,” “we,” “our,” “us” or like terms refers to Vine Energy Inc. individually and collectively with its subsidiaries, as the context requires.

•	“Vine Holdings” refers to Vine Energy Holdings LLC and its consolidated subsidiaries.

•	“Vine Investment” refers to Vine Investment LLC.

•	“Vine Investment II” refers to Vine Investment II LLC.

•	“Vine Oil & Gas,” “Predecessor” refers to Vine Oil & Gas Parent LP.

•	“Vine Oil & Gas GP” refers to Vine Oil & Gas Parent GP LLC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
VINE ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data - unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Natural gas sales	$233,851	$84,116	$387,837	$176,659
Realized (loss) gain on commodity derivatives	(24,022)	45,686	(24,782)	87,730
Unrealized loss on commodity derivatives	(274,279)	(58,727)	(309,382)	(63,366)

Total revenue	(64,450)	71,075	53,673	201,023

Operating Expenses:
Lease operating	16,522	11,477	31,482	24,472
Gathering and treating	28,750	20,387	49,351	36,769
Production and ad valorem taxes	6,018	4,286	10,000	8,435
General and administrative	4,772	1,349	7,355	4,680
Monitoring fee	—	1,787	2,077	3,525
Stock-based compensation for Existing Management Owne rs	13,665	—	13,665	—
Depletion, depreciation and accretion	125,125	85,610	222,197	167,934
Exploration	89	60	89	135
Strategic	—	1,551	—	2,113
Severance	—	326	—	326
Write-off of deferred offering costs	—	—	—	5,787

Total operating expenses	194,941	126,833	336,216	254,176

Operating Income	(259,391)	(55,758)	(282,543)	(53,153)

Interest Expense:
Interest	(23,317)	(28,713)	(53,110)	(58,064)
Loss on extinguishment of debt	(73,089)	—	(77,971)	—

Total interest expense	(96,406)	(28,713)	(131,081)	(58,064)

Income before income taxes	(355,797)	(84,471)	(413,624)	(111,217)
Income tax provision	(4,455)	(100)	(4,620)	(250)

Net income	$(360,252)	$(84,571)	$(418,244)	$(111,467)

Net income attributable to Predecessor	$—		$(28,939)
Net income attributable to noncontrolling interest	$(161,888)		$(175,032)
Net income attributable to Vine Energy Inc.	$(198,364)		$(214,273)

Net income per share attributable to Vine Energy Inc.:
Basic	$(4.83)		$(9.46)
Diluted	$(4.83)		$(9.46)

Weighted average shares outstanding:
Basic	41,040,721		22,638,796
Diluted	41,040,721		22,638,796
The accompanying notes are integral to the financial statements.

VINE ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, expect share data – unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$54,988	$15,517
Accounts receivable	116,304	77,129
Joint interest billing receivables	16,765	18,280
Prepaid and other	7,282	3,626

Total current assets	195,339	114,552

Natural gas properties (successful efforts):
Proved	3,247,470	2,722,419
Unproved	89,993	—
Accumulated depletion	(1,598,983)	(1,380,065)

Total natural gas properties, net	1,738,480	1,342,354

Other property and equipment, net	11,722	7,936
Operating lease right-of-use assets	15,631	—
Other	11,172	2,921

Total assets	$1,972,344	$1,467,763

Liabilities and Stockholders’ Equity / Partners’ Capital
Current liabilities:
Accounts payable	$6,854	$20,986
Accrued liabilities	111,929	90,004
Revenue payable	51,678	37,552
Operating leases	9,503	—
Derivatives	270,853	19,948

Total current liabilities	450,817	168,490

Long-term liabilities:
New RBL	35,000	—
Prior RBL	—	183,569
Second lien credit facility	144,507	142,947
Unsecured debt	930,476	898,225
Asset retirement obligations	24,104	21,889
TRA liability	6,985	—
Operating leases	6,128	—
Derivatives	113,402	38,341
Other	—	4,241

Total liabilities	1,711,419	1,457,702

Commitments and contingencies

Stockholders’ Equity / Partners’ Capital
Partners’ capital	—	10,061
Class A common stock, $0.01 par value, 350,000,000 shares authorized, 41,040,721 outstanding at June 30, 2021	410	—
Class B common stock, $0.01 par value, 150,000,000 shares authorized, 34,218,535 outstanding at June 30, 2021	342	—
Additional paid-in capital	355,321	—
Retained earnings	(214,273)	—

Total stockholders’ equity attributable to Vine Energy Inc.	141,800	10,061
Non-controlling interest	119,125	—

Total stockholders’ equity / partners’ capital	260,925	10,061

Total liabilities and stockholders’ equity / partners’ capital	$1,972,344	$1,467,763

The accompanying notes are integral to the financial statements.

VINE ENERGY INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands - unaudited)

		Class A Common Stock		Class B Common Stock				Total stockholders’ equity attributable to Vine Energy Inc.		Total stockholders’ equity / partners’ capital

	Partners’ Capital	Shares	Amount	Shares	Amount	APIC	Retained Earnings		Non-controlling Interest
Balance - December 31, 2019	$462,517	—	$—	—	$—	$—	$(170,262)	$292,255	$—	$292,255
Net income attributable to Predecessor	—	—	—	—	—	—	(26,896)	(26,896)	—	(26,896)

Balance - March 31, 2020	462,517	—	—	—	—	—	(197,158)	265,359	—	265,359
Net income attributable to Predecessor	—	—	—	—	—	—	(84,571)	(84,571)	—	(84,571)

Balance – June 30, 2020	$462,517	—	$—	—	$—	$—	$(281,729)	$180,788	$—	$180,788

Balance - December 31, 2020	$432,517	—	$—	—	$—	$—	$(422,456)	$10,061	$—	$10,061
Net income attributable to Predecessor	—	—	—	—	—	—	(28,939)	(28,939)	—	(28,939)

Balance prior to Corporate Reorganization and Offering	432,517	—	—	—	—	—	(451,395)	(18,878)	—	(18,878)
Equity issued in Brix Companies acquisition	—	6,740	67	16,832	168	329,770	—	330,005	—	330,005
Reclassification of refundable deposits	6,706	—	—	—	—	—	—	6,706	—	6,706
Predecessor conversion for Class A Common Stock and Class B Common Stock	(439,223)	9,576	96	17,387	174	(12,442)	451,395	—	—	—
Issuance of Class A Common Stock in Offering, net of fees	—	24,725	247	—	—	321,724	—	321,971	—	321,971
Initial allocation of non-controlling interest in Vine Holdings	—	—	—	—	—	(290,646)	—	(290,646)	290,646	—
Net income attributable to shareholders	—	—	—	—	—	—	(15,909)	(15,909)	(13,144)	(29,053)

Balance - March 31, 2021	—	41,041	410	34,219	342	348,406	(15,909)	333,249	277,502	610,751
Offering costs	—	—	—	—	—	(532)	—	(532)	(444)	(976)
Distribution to Existing Owners	—	—	—	—	—	—	—	—	(2,263)	(2,263)
Stock-based compensation for Existing Management Owners	—	—	—	—	—	7,447	—	7,447	6,218	13,665
Net income attributable to shareholders	—	—	—	—	—	—	(198,364)	(198,364)	(161,888)	(360,252)

Balance - June 30, 2021	$—	41,041	$410	34,219	$342	$355,321	$(214,273)	$141,800	$119,125	$260,925

The accompanying notes are integral to the financial statements.

VINE ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands - unaudited)

	For the Six Months Ended June 30,
	2021	2020
Operating Activities
Net income	$(418,244)	$(111,467)
Adjustments to reconcile net income to operating cash flow:
Depletion, depreciation and accretion	222,197	167,934
Amortization of financing costs and debt discount	5,128	8,802
Non-cash loss on extinguishment of debt	15,398	—
Cash redemption premiums on extinguishment of debt	62,573	—
Non-cash write-off of deferred offering costs	—	5,787
Non-cash stock-based compensation	13,665	—
Unrealized loss on commodity derivatives	309,382	63,366
Volumetric and production adjustment to gas gathering liability	—	(2,567)
Other	131	(2)
Changes in assets and liabilities:
Accounts receivable	1,049	9,582
Joint interest billing receivables	5,798	(5,010)
Accounts payable and accrued liabilities	(5,579)	5,806
Revenue payable	154	(7,576)
Other	(5,632)	1,599

Operating cash flow	206,020	136,254

Investing Activities
Cash received in acquisition of the Brix Companies	19,858	—
Capital expenditures	(171,387)	(161,903)

Investing cash flow	(151,529)	(161,903)

Financing Activities
Repayment of Brix Credit Facility	(127,500)	—
Proceeds from New RBL	73,000	—
Repayment of New RBL	(38,000)	—
(Repayment) proceeds of Prior RBL	(190,000)	75,000
Proceeds from 6.75% Notes	950,000	—
Repayment of unsecured notes, including redemption premiums	(972,573)	—
Proceeds from issuance of Class A common stock, net of fees	320,995	—
Deferred financing costs	(28,679)	(4,220)
Distribution for tax to Existing Owners	(2,263)	—

Financing cash flow	(15,020)	70,780

Net increase in cash and cash equivalents	39,471	45,131
Cash and cash equivalents at beginning of period	15,517	18,286

Cash and cash equivalents at end of period	$54,988	$63,417

Non-cash investing and financing transactions:
Accrued capital expenditures	$34,730	$9,590
Acquisition of the Brix Companies	$336,990	$—
The accompanying notes are integral to the financial statements.

VINE ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Initial Public Offering
In March 2021, we completed the Offering of 24,725,000 shares, including the underwriters’ option to purchase 3,225,000 additional shares, of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”) at a price of $14.00 per share to the public. The sale of the Company’s Class A Common Stock resulted in gross proceeds of $346.2 million to the Company and net proceeds of $321.0 million, after deducting underwriting fees and offering expenses. The material terms of the Offering are described in the Company’s final prospectus, filed with the Securities and Exchange Commission (“SEC”) on March
19
, 2021 pursuant to Rule 424(b)(4) of the Securities Act of 1933, as supplemented.
The Company contributed the net proceeds of the Offering to Vine Holdings in exchange for newly issued limited liability interests in Vine Holdings (the “Vine Units”). Vine Holdings utilized the proceeds from the Offering to repay all outstanding borrowings under the Senior Secured Credit Agreement dated as of March 20, 2018 by and among Brix Operating LLC, the lenders from time to time party thereto, and Macquarie Investments US Inc., as administrative agent, as amended from time to time (the “Brix Credit Facility”) and Vine Oil & Gas’s revolving credit facility, dated as of November 25, 2014 (the “Prior RBL”) and to pay fees and expenses related to the Offering and deferred financing costs related to our new reserve-based lending facility (the “New RBL”).
Corporate Reorganization
Immediately prior to the Notice of Effectiveness from the SEC on March 17, 2021, and in conjunction with the Offering, Vine Holdings underwent a corporate reorganization (“Corporate Reorganization”) whereby (a) the existing owners who directly held equity interests in Vine Oil & Gas, Vine Oil & Gas GP, Brix, Brix GP, Harvest and Harvest GP (together, the “Existing Owners”) contributed such equity interests to Vine Holdings in exchange for newly issued equity in Vine Holdings (the “LLC Interests”) to effectuate a merger of such entities into Vine Holdings with Vine Oil & Gas determined as the accounting acquirer, (b) certain of the Existing Owners contributed a portion of their LLC Interests directly, or indirectly by contribution of blocker entities (entities that are taxable as corporations for U.S. federal income tax purposes, the “Blocker Entities”) holding LLC Interests, to Vine Energy in exchange for newly issued Class A Common Stock and contributed such Class A Common Stock received to Vine Investment II LLC, Brix Investment II LLC, Harvest Investment II LLC, Vine Investment LLC, Brix Investment LLC or Harvest Investment LLC, (together, the “Investment Vehicles”), as applicable, (c) certain of the Existing Owners exchanged the remaining portion of their LLC Interests for Vine Units and subscribed for newly issued Class B common stock of the Company (“Class B Common Stock”) with no economic rights or value and contributed such Vine Units and Class B Common Stock to Vine Investment, Brix Investment and Harvest Investment, as applicable, and (d) the Company contributed the net proceeds of the Offering to Vine Holdings in exchange for newly issued Vine Units and a managing member interest in Vine Holdings.
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

VINE ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Holders of Vine Units may surrender such units, together with the same number of shares of Class B Common Stock to Vine Holdings in exchange for either (1) a number of shares of Class A Common Stock equal to the product of such number of Vine Units surrendered multiplied by a current exchange rate of one for one, subject to modification under the terms of the Exchange Agreement, or (2) at the Company’s election, cash equal to an amount calculated in accordance with the Exchange Agreement, dated March 17, 2021 (the “Exchange Agreement”). If at any time, a Vine Unit holder surrenders its Vine Units, an equal number of Class B Common Stock shares must be concurrently surrendered.
Upon completion of the Offering, 50,000,000 shares of preferred stock, $0.01 par value per share, were authorized, of which no shares were issued or outstanding as of June 30, 2021.
Tax Receivable Agreement
In connection with the Offering, we entered into a tax receivable agreement with Vine Investment, Brix Investment, Harvest Investment, Vine Investment II, Brix Investment II and Harvest Investment II (such agreement, the “TRA”). The TRA generally provides for the payment by the Company to Vine Investment, Brix Investment, Harvest Investment, Vine Investment II, Brix Investment II and Harvest Investment II, respectively, of

85
%
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
payment.
TRA Liability
TRA rights attributable to former owners of the Predecessor
The measurement of the TRA liability attributable to the former owners of the Predecessor is accounted for as a contingent liability. Accordingly, when a payment becomes probable and can be estimated, the estimate of the payment will be recorded to the balance sheets with an offset to the statements of operations. As of June 30, 2021, a TRA liability attributable to the former owners of the Predecessor has not been recorded as the Company determined a payment was not probable or estimable.
The Company evaluates the realizability of the deferred tax assets resulting from the Corporate Reorganization and the Offering, which relate to certain existing NOLs, disallowed interest expense carryforwards and tax credit carryforwards attributable to the Blocker Entities previously owned by certain of the Existing Owners. If the deferred tax assets are determined to be realizable, the Company then assesses whether payment of amounts under the TRA have become probable. If so, the Company will record a TRA liability equal to 85% of such deferred tax assets. In subsequent periods, the Company assesses the realizability of all of our deferred tax assets subject to the TRA. Should it be determined that a deferred tax asset with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be released and consideration of a corresponding TRA liability will be assessed. The realizability of deferred tax assets, including those attributable to the TRA, is dependent upon the generation of future taxable income during the periods in which those deferred tax assets become deductible and consideration of prudent and feasible tax-planning
strategies.

VINE ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In future periods, we may obtain an increase in our tax basis resulting from the exchange of Vine Units and the corresponding surrender of an equivalent number of shares of Class B Common Stock by Vine Investment for a number of shares of Class A
C
ommon

Stock
. The Company accounts for the effects of these increases in tax basis and associated payments under the TRA arising from exchanges as follows:

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
rights
 attributable to the former owners of the Brix Companies of $7.0 million were recorded at fair value on the acquisition date, as such rights were deemed to be contingent consideration in the acquisition of the Brix Companies. The fair value of the contingent consideration was determined using an income approach based on underlying estimates of the timing and amount of cash payments expected under the TRA. The income approach is considered a Level 3 fair value estimate and includes significant assumptions of the timing and amount of future taxable income and the weighted average cost of capital for industry peers, which represents the discount factor, and risk adjustment factors based on uncertainty of realizing tax savings and future applicable tax rates.
Changes in
estimates
of the preliminary fair value of the contingent consideration will be recorded as adjustments to the preliminary fair value of the natural gas unproved properties acquired from the Brix Companies. Subsequent to the end of the measurement period, adjustments to the fair value of the contingent consideration will be recorded in the statements of operations at each financial reporting period until the liability is settled.
Note 2. Basis of Presentation
The unaudited consolidated financial statements for the three and six months ended June 30, 2021 and 2020 were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for all periods presented.
As of June 30, 2021, the unaudited financial statements include Vine Energy Inc. and its subsidiaries. For the three and six months ended June 30, 2021, the unaudited financial statements include Vine Oil & Gas LP for the entire period and the Brix Companies from March 17, 2021, the effective date of the acquisition as a result of the Corporate Reorganization.
As of December 31, 2020, and for the three and six months ended June 30, 2020, the unaudited financial statements include Vine Oil & Gas Parent LP (the “Predecessor”), a Delaware partnership organized in 2014, the accounting predecessor of Vine Energy Inc. GP LLC.

VINE ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the accompanying unaudited consolidated balance sheets and related unaudited consolidated statements of operations, cash flows and equity include all adjustments, consisting only of normal recurring items necessary for the fair presentation in conformity with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with rules and regulations of the SEC. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2020, as included in the Company’s final prospectus, dated March 17, 2021, filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act of 1933, as supplemented
.
Principles of Consolidation
All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the calendar year.
Non-controlling Interest
As a result of the Corporate Reorganization and the Offering, the Company acquired 54.5% of Vine Holdings, with the Existing Owners retaining ownership of 45.5% of Vine Holdings. Accordingly, the Company has consolidated the financial position and results of operations of Vine Holdings and reflected the portion retained by the Existing Owners as a non-controlling interest.
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
Adopted
The Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”)
No. 2016-13,
“Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which introduces guidance for estimating credit losses on certain types of financial instruments based on expected losses and the timing of the recognition of such losses. The impact of adopting this standard was not material.

VINE ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The FASB issued ASU
No. 2016-02,
“Leases (Topic 842)” (“ASC 842”) which requires all leases greater than one year to be recognized as right-of-use
assets and lease liabilities. We adopted this standard as of January 1, 2021 using the modified retrospective transition method. We elected to apply the transition guidance in which ASC 842 is applied at the adoption date, while comparative periods will continue to be reported in accordance with the historical accounting standard. ASC 842 does not apply to leases to explore for or use minerals, oil or gas resources, including the right to explore for those natural resources and rights to use land in which those natural resources are contained.
ASC 842 allowed for the election of certain practical expedients to ease the burden of implementation. At implementation, we elected:

•	the package of practical expedients, which among other things, allowed the Company to carry forward the historical lease classification;

•	the land easements practical expedient, which allows the Company to carry forward the accounting treatment for land easements on existing agreements;

•	the short-term lease practical expedient, which allows the Company to exclude short-term leases from recognition in the consolidated balance sheets; and

•	the bifurcation of lease and non-lease components practical expedient, which does not require the Company to bifurcate lease and non-lease components for all classes of assets.
The adoption of ASC 842 had no impact on the Company’s statements of stockholders’ equity, the consolidated statements of operations or the consolidated statements of cash flows.
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
The fair value of consideration transferred by the Company as a result of the acquisition is as follows (in thousands, except share data):

Preliminary Acquisition Consideration
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
The table below reflects the preliminary fair value estimates of the assets acquired and liabilities assumed as of the acquisition date. While the preliminary purchase price allocation is substantially complete as of the date of this filing, there may be further adjustments to the Company’s natural gas properties, opening deferred income taxes and the TRA liability as of the acquisition date as we await finalization of income tax returns relevant to opening tax basis and contributed attributes subject to the TRA. The contingent consideration related to the TRA liability will be revalued quarterly. These amounts will be finalized within the measurement period of the acquisition which will be no later than one year from the acquisition date. Subsequent to the measurement period, the adjustments for revaluation of the TRA liability will be recorded in our statements of operations.

VINE ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Measurement period adjustments that the Company determines to be material will be applied retrospectively to the period of acquisition in the Company’s consolidated financial statements and, depending on the nature of the adjustments, other periods subsequent to the period of acquisition could also be affected.
The preliminary purchase price was allocated as follows (in thousands):

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

VINE ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The unaudited pro forma combined financial information of the Company as if the acquisition had occurred on January 1, 2020 is as follows (in thousands):

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30,
		2021	2020
Total revenue	$97,660	$96,180	$278,824
Net income attributable to Vine Energy, Inc.	$(42,969)	$(216,964)	$(40,361)
The unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been completed on January 1, 2020 and is not necessarily indicative of future results of operations of the combined company. The unaudited pro forma financial information gives effect to the acquisition, as well as the Offering and the use of net proceeds and borrowings under the New RBL of $28 million, as if the transactions had occurred on January 1, 2020. The unaudited pro forma financial information for the three months ended June 30, 2020 and the six months ended June 30, 2021 and June 30, 2020 is a result of combining the statements of operations of the Company with the pre-acquisition
results of the Brix Companies, with adjustments for revenues and expenses. The unaudited pro forma financial information excludes any cost savings anticipated as a result of the acquisition and the impact of any acquisition-related costs.
The unaudited pro forma financial information includes the following adjustments:

•
For the six months ended June 30, 2021: Reduced depletion, depreciation and accretion expense of $21.3 million, the elimination of the historical monitoring fees of $3.7 million, and the net decrease to interest expense of $2.8 million.

•
For the three months ended June 30, 2020: Reduced depletion, depreciation and accretion expense of $11.8 million, the elimination of the historical monitoring fees of $1.8 million, and the net decrease to interest expense of $5.9 million.

•
For the six months ended June 30, 2020: Reduced depletion, depreciation and accretion expense of $23.9 million, the elimination of the historical monitoring fees of $4.9 million, and the net decrease to interest expense of $11.3 million

Management believes the estimates and assumptions are reasonable, and the effects of the acquisition are properly reflected.

VINE ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4. Accrued Liabilities
The Company’s accrued liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Capital expenditures	$27,489	$20,808
Operating expenses	37,769	30,547
Royalty owner suspense	10,750	7,891
Compensation-related	6,986	9,432
Interest expense	14,868	17,848
IPO and financing costs	—	1,875
Settled derivatives	11,616	1,603
Other	2,451	—

Accrued expenses	$111,929	$90,004

Note 5. Long-Term Debt
The Company’s long-term debt consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Face amount:
New RBL	$35,000	$—
Prior RBL	—	190,000
Second Lien Term Loan	150,000	150,000
6.75% Senior Notes	950,000	—
8.75% Senior Notes	—	530,000
9.75% Senior Notes	—	380,000

Total face amount	1,135,000	1,250,000

Deferred financing costs and discount:
Prior RBL	—	(6,431)
Second Lien Term Loan	(5,493)	(7,053)
6.75% Senior Notes	(19,524)	—
8.75% Senior Notes	—	(7,821)
9.75% Senior Notes	—	(3,954)

Total deferred financing costs	(25,017)	(25,259)

Total debt	1,109,983	1,224,741
Less: short-term portion	—	—

Total long-term debt	$1,109,983	$1,224,741

Deferred financing costs, net of amortization, associated with our New RBL of $9.5 million are included in Other Assets on our balance sheets as of June 30, 2021.

VINE ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

New RBL
In March 2021, Vine Holdings entered into the New RBL with a syndicate of financial institutions. The New RBL provides for a total facility size of $750 million and an initial borrowing base of $350 million.
The New RBL bears interest at a rate equal to LIBOR plus an additional margin, based on the percentage of the revolving commitment being utilized, ranging from 3.00% to 4.00%, with a LIBOR ‘floor’ of 0.50%. The New RBL matures on the earlier to occur of (a) 45 months after the closing of the
Offering and
(b) 91
days prior to the maturity of the Second Lien Term Loan (as defined below), to the extent specified amounts of such indebtedness remain outstanding. There is a commitment fee of
0.50% on the undrawn borrowing base amounts. The New RBL is secured on a senior basis by substantially all of our assets and stock and guaranteed by the subsidiaries that secure and guarantee the Second Lien Term Loan.
As of June 30, 2021, we had $35 million drawn and outstanding letters of credit of $13 million, providing for $302 million of available borrowing capacity under the New RBL. As of June 30, 2021, borrowings under the New RBL had an interest rate of 3.5%. As of June 30, 2021, the fair value of the New RBL approximates carrying value as it bears interest at variable rates over the term of the loan.
Prior RBL
The Prior RBL, as amended in December 2020, was to mature on January 15, 2023. The outstanding balance on the Prior RBL was repaid in connection with the Offering and the facility was extinguished upon repayment. For the six months ended June 30, 2021, we recognized $4.1 million as a loss on extinguishment to write-off
unamortized deferred financing costs and $0.4 million in interest expense to recognize accrued interest and unutilized commitment fees due upon the extinguishment of the Prior RBL.
Second Lien Term Loan
On December 30, 2020, we entered into the $150
million second lien term loan (as amended, the “Second Lien Term Loan”) and used the proceeds, along with cash on hand, to repay the aggregate principal amount outstanding under Vine Oil & Gas LP’s superpriority facility, dated as of February 7, 2017.
The Second Lien Term Loan was fully drawn at closing. The Second Lien Term Loan bears interest at a rate equal to LIBOR, with a floor of 0.75%, plus 8.75% per annum, payable monthly, and matures on December 30, 2025
. The Second Lien Term Loan is redeemable beginning June 30, 2022 at par plus 2%, stepping down to par plus 1% on June 30, 2023 and at par on June
30, 2024
 and thereafter.
In June 2021, we entered into the Second Amendment to the Second Lien Term Loan (the “Amendment”), Among other things, the Amendment adjusts the minimum hedging requirement such that we must enter Swap Contracts with respect to 70% of the reasonably anticipated projected production of natural gas from Vine Holding’s and other loan parties’ total Proved Developed Producing Reserves.
The Second Lien Term Loan is secured on a junior lien basis by all our assets and stock and the subsidiaries that secure the New RBL. As of June 30, 2021, the fair value of the Second Lien Term Loan approximates carrying value as it bears interest at variable rates over the term of the loan.
Third Lien Revolving Credit Facility
The Company’s $330 million third lien revolving credit facility (the “Third Lien Facility”) was terminated in connection with the New RBL. The Third Lien Facility was undrawn at the time of its termination. For the six months ended June 30, 2021, we recognized $0.8 million as a loss on extinguishment to write-off
unamortized deferred financing costs and $0.3 million of interest expense for unutilized commitment fees due upon termination of the Third Lien Facility.
Senior Unsecured 6.75% Notes
In April 2021, we issued $950 million aggregate principal amount of 6.75% senior notes due 2029 (“6.75% Notes”) at par. Interest is accrued and paid semi-annually on April 15 and October 15, commencing October 15, 2021. As of June 30, 2021, the fair value of the 6.75% Notes was $1.0 billion.
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

VINE ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2021, we used the net proceeds from the issuance of the 6.75% Notes of $933 million, along with cash on hand, to fund the redemption of all of the outstanding 8.75% Notes and 9.75% Notes and to pay the premiums, fees and expenses related to the redemption, including accrued interest, and to pay the fees and expenses related to the issuance of the 6.75% Notes.
The redemption of the 8.75% Notes and the 9.75% Notes resulted in a loss on extinguishment of $73.1 million, consisting of $8.2 million to write off unamortized deferred financing costs, $2.3 million to write off unamortized discounts
 related to the 8.75% Notes and $62.6 million in redemption
premiums

for the six months ended June 30, 2021.
Senior Unsecured 8.75% Notes
In October 2017, we issued $530 million aggregate principal amount of 8.75% senior notes due 2023 (the “8.75% Notes”) at 99% of par. Interest is accrued and paid semi-annually on April 15 and October 15.
In April 2021, using the proceeds from the issuance of the 6.75% Notes, we repaid in full the 8.75% Notes, including accrued interest of $22.3 million and redemption premiums of $34.8 million.
Senior Unsecured 9.75% Notes
In October 2018, we issued $380 million aggregate principal amount of 9.75% senior notes due 2023 (the “9.75% Notes”) at par. Interest is accrued and paid semi-annually on April 15 and October 15.
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

VINE ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6. Derivative Instruments
The gross fair value of the Company’s derivative assets and liabilities and the effect of master netting arrangements are as follows (in thousands):

	Balance Sheet Classification	Fair Value	Netting Adjustment	Net Fair Value Presented on the Balance Sheet

June 30, 2021
Assets:
Commodity Derivatives	Current assets	$6,211	$(6,211)	$—
Commodity Derivatives	Noncurrent assets	$171	$(171)	$—
Liabilities:
Commodity Derivatives	Current liabilities	$277,064	$(6,211)	$270,853
Commodity Derivatives	Noncurrent liabilities	$113,573	$(171)	$113,402

December 31, 2020
Assets:
Commodity Derivatives	Current assets	$9,095	$(9,095)	$—
Commodity Derivatives	Noncurrent assets	$2,742	$(2,742)	$—
Liabilities:
Commodity Derivatives	Current liabilities	$29,043	$(9,095)	$19,948
Commodity Derivatives	Noncurrent liabilities	$41,083	$(2,742)	$38,341

VINE ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commodity Derivatives
The Company’s commodity derivative positions as of June 30, 2021 are as follows:

Natural Gas Swaps
Production Year	Natural Gas Volumes (MMBtud)	Weighted Average Swap Price ($ / MMBtu)
2021 (July - December)	847,110	$2.57
2022	556,489	$2.54
2023	189,788	$2.48
2024	100,561	$2.53
2025	33,945	$2.58

Sold Natural Gas Calls
Production Year	Natural Gas Volumes (MMBtud)	Weighted Average Call Price ($ / MMBtu)
2021 (July - December)	(15,000)	$2.85
2022	(2,082)	$3.02
2023	(44,384)	$3.26

Sold Natural Gas Puts
Production Year	Natural Gas Volumes (MMBtud)	Weighted Average Put Price ($ / MMBtu)
2021 (July - December)	15,000	$2.55
2022	2,082	$2.80

Basis swaps
Production Year	Natural Gas Volumes (MMBtud)	Weighted Average Basis Swap ($ / MMBtu)
2022	62,500	$(0.19)
Note 7. Leases
The Company determines if an arrangement is a lease at inception. A contract is deemed to contain a lease component if the arrangement provides the Company with a right to control the use of an identified asset.
The Company leases drilling rigs, amine facilities and office facilities under operating leases and recognizes minimum lease payments on a straight-line basis over the lease term. Operating lease right-of-use
assets and operating lease liabilities are initially measured based on the present value of the minimum fixed lease payments over the lease term at commencement date. As our leases with third parties do not provide an implicit rate of return, we use a discount rate commensurate with our incremental borrowing rate as of the commencement date of a lease in determining the present value of lease payments. As of June 30, 2021, the weighted-average discount rate used in determining the present value of lease payments was 3.5%.

VINE ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On January 1, 2021, the effective date of the adoption of ASC 842, the Company recognized right-of-use
assets of
$9.6 million and lease liabilities of $9.6 million related to its leases. Leases with an initial term of
12
months or less (“short-term leases”) are not recorded on the consolidated balance sheet.
The changes in operating lease liabilities are as follows (in thousands):

Balance as of January 1, 2021	$9,566
Liabilities assumed in exchange for new right-of-use assets (1)	7,811
Contract modifications (2)	5,853
Dispositions (3)	(1,626)
Liabilities settled	(6,227)
Accretion of discount (4)	254

Balance as of June 30, 2021	$15,631

(1)	Represents non-cash leasing activity.
(2)	Represents non-cash changes in lease liabilities due to modifications of original contract terms.
(3)	Represents non-cash termination of a lease liability.
(4)	Represents imputed interest on discounted future cash payments. Combined with liabilities settled, it represents our operating lease cost for the six months ended June 30, 2021.
Maturities of operating lease liabilities are as follows (in thousands):

2021 (July - December)	$9,897
2022	5,836
2023	381
2024 and thereafter	—

Total operating lease payments	16,114
Discount	(483)

Total operating lease obligations	$15,631

VINE ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of operating lease cost are as follows (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021

Operating lease cost (1)	$3,211	$5,973
Short-term lease cost (2)	1,683	3,600
Variable lease cost (3)	2,470	3,534

Total operating lease cost	$7,364	$13,107

(1)	Operating lease cost represents the reduction of the operating lease liability as the term is settled and the discount is accreted.
(2)
Short-term lease cost are generally associated with drilling rigs with initial terms less than 12 months that are capitalized to natural gas properties or lease operating assets that are included in lease operating expense.

(3)
Variable lease cost is primarily comprised of the service component of drilling rig commitments and maintenance on our amine and office facilities above the minimum required payments. Both the minimum required payments and the service component of the drilling rig commitments are capitalized as additions to natural gas properties.

Cash paid of $1.3 million for operating lease payments was recorded in operating cash flows in the consolidated statement of cash flows for the six months ended June 30, 2021. Cash paid of $11.8 million for operating, short-term and variable lease payments for drilling rigs was capitalized as additions to natural gas properties and is included in investing cash flows in the consolidated statements of cash flows for the six months ended June 30, 2021.
Certain leases contain variable costs above the minimum required payments and are not included in the right-of-use
assets or operating lease liabilities. Leases may include renewal, purchase or termination options that can extend or shorten the term of the lease. The exercise of those options is at the Company’s sole discretion and is evaluated at inception and throughout the contract to determine if a modification of the lease term is required. As of June 30, 2021, the weighted-average remaining lease term of the Company’s operating leases was 1.7 years.

VINE ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8. Earnings per Share
As a result of the Offering and Corporate Reorganization, all existing equity interests were converted to new equity interests in Vine Holdings. Accordingly, earnings per share information has not been presented for the Predecessor for the three and six months ended June 30, 2020 as it is not considered meaningful. Basic and diluted w
e
ighted average shares outstanding for the six months ended June 30, 2021 are calculated using shares outstanding from the Offering to June 30, 2021.
The Existing Owners have exchange rights that enable the non-controlling interest owners to exchange Vine Units, along with surrendering a corresponding number of Class B Common Stock, for shares of Class A Common Stock on a one for one basis. The non-controlling interest owners exchange rights cause the Vine Units, along with surrendering a corresponding number of Class B Common Stock, to be considered potentially dilutive shares for purposes of dilutive loss per share calculations. For the three and six months ended June 30, 2021, these exchange rights were not included in the computation of diluted loss per share because the effect would be anti-dilutive as the Company is in a net loss position.
Note 9. Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and NOLs, disallowed interest expense carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be taxable or deductible. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of enactment.
We regularly review our deferred tax assets for recoverability and establish a valuation allowance, if needed, based on historical taxable income, projected future taxable income, applicable tax planning strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In forming our judgment regarding the recoverability of deferred tax assets related to deductible temporary differences and tax attribute carryforwards, we give weight to all available positive and negative evidence based on the extent to which the forms of evidence can be objectively verified. We consider, among other things, our deferred tax liabilities, the overall business environment, historical earnings and losses, current industry trends and our outlook for future years. After consideration of all the available evidence, we believe that significant uncertainty exists with respect to the future realization of the deferred tax assets. Accordingly, we have established a full valuation allowance.
Vine Energy, Inc
.
is a corporation for U.S. federal and state income tax purposes. Our Predecessor was and is treated as a flow-through entity for U.S. federal income tax purposes, and as such, has generally not been subject to U.S. federal income tax at the entity level. As part of the Corporate Reorganization, certain of the Existing Owners exchanged all or part of their Vine Units for shares of the Company’s Class A Common Stock. On the date of the Corporate Reorganization, a corresponding “first day” tax benefit of $43.2 million was recorded to establish a net deferred tax asset for differences between the tax and book basis of Vine Holdings’ assets and liabilities, offset by a full valuation allowance. The acquired income tax attributes primarily consist of U.S. federal and state NOLs of $170.2 million and $55.9 million, respectively, available to offset future taxable income. A portion of these NOLs expire beginning in 2035, whereas the remaining NOLs have an indefinite life. In accordance with Internal Revenue Code Section 382, the Company’s NOLs are subject to an annual limitation as defined under the regulations.
At each interim period, the Company applies an estimated annualized effective tax rate to the current period income or loss before income taxes, which can produce interim effective tax rate fluctuations. The effective combined U.S. federal and state income tax rate for the three and six
months ended June 30, 2021 is (1.24)% and (1.20)%, respectively. Total income tax expense for the three and six months ended June 30, 2021 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax
income due primarily to the full valuation allowance established against the net deferred tax assets, net income attributable to non-controlling
ownership interests, as well as
non-deductible
stock compensation. The
non-deductible
compensation is a discrete item which requires the Company to recognize the expense fully in the period.

VINE ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10. Commitments and Contingencies
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
Note 11. Stock-Based Compensation
Stock-Based Compensation to Existing Management Owners
Prior to the Offering, the Predecessor, Brix and Harvest authorized the issuance of three series of limited partner equity interests:

•	Class A Units representing profit interests issued to certain members of management (“Existing Management Owners”);

•	Class B Units representing capital interests issued to Blackstone in exchange for contributed capital; and

•
Class C Units representing equity interests issued to the Existing Management Owners in exchange for contributed capital. These units were recorded as other long-term liabilities of $6.7 million on the balance sheets at December 31, 2020 due to the redemption attributes of the contributed capital (“Refundable Deposits”). In connection with the Corporate Reorganization in March 2021, the Refundable Deposits were reclassified to additional paid-in
capital as the Company no longer has the obligation to repay such amounts.

Each series of such units included rights, privileges, preferences, restrictions, and obligations as provided in the partnership agreements of the Predecessor, Brix and Harvest.
As described in Corporate Reorganization in Note 1, at the time of the Offering, the Class A Units and Class C Units were contributed to the Investment Vehicles through Vine Holdings. On June 15, 2021, the Class A, B and C Units that were previously held at the Predecessor, Brix and Harvest were converted to irrevocable ownership interests in the Investment Vehicles based on a conversion calculation. As a result of this conversion, the Class A and Class C Units held by the Existing Management Owners were deemed modified and fully vested equity-based compensation pursuant to ASC 718, Stock Compensation, as they were issued by the Investment Vehicles reflected as noncontrolling interest in the consolidated financial statements. While no equity of Vine will be issued under such awards, and no cash distributions are required of Vine as a result of this issuance by the Investment Vehicles, we have recognized non-cash compensation expense as the awards are deemed to be compensatory in nature.
We recognized
$13.7
million in non-cash compensation expense in the three-month period ended June 30, 2021, which represents the fair value of the awards at the modification date as there are no further vesting conditions associated with the awards. The determination of fair value was based on the stock price of Vine. as of June 15, 2021 and includes a discount for lack of marketability applied to the awards because monetization of the interest by Management Owners is dependent upon the liquidation of the Investment Vehicles investment in Vine Holdings.

VINE ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock-Based Compensation under the Vine Long-Term Incentive Plan
In July 2021, the Company adopted the Vine Energy Inc. 2021 Long-Term Incentive Plan (the “Vine LTIP”), with an effective date of March 17, 2021. The Vine LTIP enables the compensation committee of our Board of Directors to award incentive and nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive bonuses, which may be paid in cash or stock or a combination thereof, any of which may be performance-based, with vesting and other award provisions that provide effective incentive to our employees, including officers, non-management
directors and other service providers. The aggregate number of Class A Common Stock that may be issued under the Vine LTIP with respect to awards granted may not exceed 6,020,740 shares.
Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period of the award. Awards under the Vine LTIP may participate in dividends, if any, during the vesting period and generally vest over
3
years.
In July 2021, we granted the following awards:

•	42,856 time-based restricted stock units (“RSUs”) to non-management directors that vest over 1 to 3 years.

•	892,285 time-based RSUs to management and certain other employees that vest ratably each of the next 3 years.

•
774,986 performance-based RSUs to management and certain other employees, that vest on March 16, 2024. The performance-based RSUs that ultimately vest is dependent on achievement of the following according to the terms of the specific award agreements:

•	internal safety performance (performance condition) ; and

•	market performance targets measured by comparison of the Company’s stock performance versus a defined peer group (market condition).
The ultimate number of shares of the Company’s Class A Common Stock issued will range from zero to 200%
of the initial performance-based award, net of shares used to cover personal income taxes withheld.
Note 12. Related Parties
Prior to the Corporate Reorganization,
o
ur Predecessor was a party to transactions in the ordinary course of business with the Brix Companies as affiliated companies. The nature of such transactions included services rendered and administrative costs incurred, capital expenditures and operating expenses related to drilled wells and the allocation of revenue in shared wells. Subsequent to the Corporate Reorganization, the Brix Companies were acquired by Vine Holdings (see Note 3), and therefore, similar transactions are no longer considered transactions with affiliates.
The monitoring fee included in the statements of operations is paid under a management and consulting agreement with Blackstone and our Chief Executive Officer, of which, 99% is attributable to Blackstone. This agreement was eliminated effective with the Offering.

VINE ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2020, Blackstone owned $50.0 million aggregate principal of the 8.75% Notes. In connection with the repayment of the 8.75% Notes in April 2021, Blackstone was paid $53.3 million, including a redemption premium.
For the six months ended June 30, 2021, we recorded $0.3 million as interest expense for unused commitment fees on the Third Lien Facility, for which certain affiliates of Blackstone were the lenders. For the three and six months ended June 30, 2020, we recorded $0.3 million and $0.7 million, respectively, as interest expense for unused commitment fees on the Third Lien Facility. The Third Lien Facility was terminated in connection with the New RBL (see Note 5).
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
In accordance with the Vine Holdings partnership agreement, Vine Holdings made a distribution of $2.3 million during the three months ended June 30, 2021 to the Existing Owners to cover their pro rata estimated income tax obligation based on the Company’s estimated taxable income for the period from the Offering through June 30, 2021.
Note 13. Subsequent Event
On August 11, 2021, we announced our entry into a definitive agreement pursuant to which Chesapeake Energy Corporation (“Chesapeake”) will acquire Vine in a transaction valued at approximately $2.2 billion, based on an approximate 30-day average exchange ratio as of the close on August 10, 2021, equating to $15.00 per share. Under the terms of the agreement, which was unanimously approved by the Board of Directors of each company, Vine shareholders will receive a fixed exchange ratio of 0.2486 Chesapeake shares of common stock and $1.20 of cash for each share of Vine common stock owned. The transaction, which is subject to customary closing conditions, including certain regulatory approvals, and the approval of Vine shareholders, is expected to close in the fourth quarter of 2021. Funds managed by Blackstone own approximately 70% of outstanding shares of Vine and have entered into a support agreement to vote in favor of the transaction.
In addition, certain parties to the TRA entered into an amendment which provides for the termination of the TRA immediately prior to the closing of the transaction with Chesapeake for no consideration.

Item 2.	Management’s Discussions and Analysis of Financial Condition and Results of Operations
The following should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form
10-Q
(“Quarterly Report”). The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expectations. We caution that assumptions, expectations, projections, intentions or beliefs about future events may vary materially from actual results. Some of the key factors that could cause actual results to vary from our expectations include those factors discussed below and elsewhere in this Quarterly Report, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. “Cautionary Statement Regarding Forward- Looking Statements” and “Risk Factors” (included in the Company’s final prospectus, dated March 17, 2021, filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) of the Securities Act of 1933, as supplemented, the “Registration Statement”) contain important information. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. Unless otherwise indicated, the historical financial information as of and for the three and six months ended June 30, 2020 presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” speaks only with respect to our Predecessor and does not give pro forma effect to our corporate reorganization described in “Factors That Significantly Affect Comparability of Our Financial Condition and Results of Operations—Corporate Reorganization.”
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
Overview
We are a pure play natural gas company focused solely on the development of natural gas properties in the stacked Haynesville and
Mid-Bossier
shale plays in the Haynesville Basin of Northwest Louisiana. As of December 31, 2020, on a pro forma basis, we had approximately 125,000 net surface acres centered in what we believe to be the core of the Haynesville and
Mid-Bossier
plays. Over 90% of our acreage is held by production, and we operate over 90% of our future drilling locations. As of December 31, 2020, on a pro forma basis, we had approximately 370 net producing wells. Our assets are located almost entirely in Red River, DeSoto and Sabine parishes of Northwest Louisiana, which according to Enverus, have consistently demonstrated higher EURs relative to D&C costs than the Haynesville and
Mid-Bossier
plays in Texas and other parishes in Louisiana. Approximately 84% of our acreage is prospective for dual-zone development, providing us with approximately 900 drilling locations. Utilizing an average of 4 gross rigs, we have approximately 25 years of development opportunities.
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
Our new reserve- based lending facility (the “New RBL”) and second lien term loan (as amended, the “Second Lien Term Loan”) require that we hedge 70% of our reasonably anticipated projected production of natural gas from proved developed producing reserves for the next 24 months. By virtue of this hedging requirement, we are impacted less by gas price volatility during this time frame than future periods where a smaller percentage of our production is subject to derivative contracts. We believe our balance sheet and hedge program provide ample liquidity in the event of an adverse commodity price environment to enable us to continue to generate levered free cash flow.
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

Additionally, the oil and gas industry is subject to a number of operational trends, some of which are particularly prominent in the Haynesville Basin, where companies are increasingly utilizing new techniques to lower D&C costs per lateral foot and enhance new well economics, including using more proppant and water per lateral foot, increasing use of longer laterals and increased automation to reduce drilling time and costs.
Evaluating Our Operations
We use the following metrics to assess the performance of our natural gas operations:

•	reserve and production levels;

•	realized prices on the sale of our production, including derivative effects;

•	lease operating expenses;

•	Adjusted EBITDAX; and

•	D&C costs per well and per lateral foot drilled and overall CapEx levels.
Production Levels and Sources of Revenue
We derive our revenue from the sale of our natural gas production and sales volumes directly impact our results of operations. As reservoir pressures decline with a well’s age, production from a given well decreases. Growth in our future production and reserves will depend on our continued ability to add proved reserves in excess of our production. Accordingly, we plan to maintain our focus on adding reserves through organic drill-bit
growth as well as opportunistically through acquisitions. Our ability to add reserves through development projects and acquisitions is dependent on many factors, including our gas prices, capital availability, regulatory approvals and ability to procure equipment, services and personnel and successfully execute the development program or acquisitions.
Increases or decreases in our future production, revenue and profitability are highly dependent on the commodity prices we receive. Natural gas prices are market driven and have been historically volatile, and we expect that future prices will continue to fluctuate due to supply and demand factors, seasonality and geopolitical and economic factors. We believe that higher volumes of natural gas will be produced or sold in the Gulf Coast region, but we also expect that higher demand from industrial expansion and export growth will cause the Gulf Coast markets to stabilize and our differentials to NYMEX will remain close to the current range and significantly better than differentials other basins have experienced. To mitigate the variability in differentials, we have entered into multiple physical firm sales contracts at fixed differentials to NYMEX.
Changes in commodity prices are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2021	2020	2021	2020
	($ / MMBtu)		($ / MMBtu)
NYMEX Henry Hub High (1)	$2.98	$1.79	$2.98	$2.16
NYMEX Henry Hub Low (1)	$2.59	$1.63	$2.47	$1.63
Differential to Average NYMEX Henry Hub (2)	$(0.20)	$(0.17)	$(0.15)	$(0.17)

(1)	Represents monthly Henry Hub settlement price.
(2)	Our differential is calculated by comparing the average NYMEX Henry Hub price to our volume weighted average realized price per MMBtu.
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
Initial Public Offering.
In March 2021, we completed our initial public offering (the “Offering”) of 24,725,000 shares, including the underwriters’ option to purchase 3,225,000 additional shares, of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”) at a price of $14.00 per share to the public. The sale of the Company’s Class A Common Stock resulted in gross proceeds of $346.2 million to the Company and net proceeds of $321.0 million, after deducting underwriting fees and offering expenses. The material terms of the Offering are described in the Company’s Registration Statement.
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
Corporate Reorganization.
Immediately prior to the Notice of Effectiveness from the SEC on March 17, 2021, Vine Holdings underwent a corporate reorganization (“Corporate Reorganization”) whereby (a) the existing owners who directly held equity interests in Vine Oil & Gas, Vine Oil & Gas GP, Brix, Brix GP, Harvest and Harvest GP (together, the “Existing Owners”) contributed such equity interests to Vine Holdings in exchange for newly issued equity in Vine Holdings (the “LLC Interests”) to effectuate a merger of such entities into Vine Holdings, (b) certain of the Existing Owners contributed a portion of their LLC Interests directly, or indirectly by contribution of blocker entities (entities that are taxable as corporations for U.S. federal income tax purposes, the “Blocker Entities”) holding LLC Interests, to the Company in exchange for newly issued Class A Common Stock and contributed such Class A Common Stock received to Vine Investment II, Brix Investment II, Harvest Investment II, Vine Investment, Brix Investment or Harvest Investment, (together, the “Investment Vehicles”), as applicable, (c) certain of the Existing Owners exchanged the remaining portion of their LLC Interests for Vine Units and subscribed for newly issued Class B common stock of the Company (“Class B Common

Stock”) with no economic rights or value and contributed such Vine Units and Class B Common Stock to Vine Investment, Brix Investment and Harvest Investment, as applicable, and (d) the Company contributed the net proceeds of the Offering to Vine Holdings in exchange for newly issued Vine Units and a managing member interest in Vine Holdings.
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
Holders of Vine Units may surrender such shares, together with the same number of shares of Class B Common Stock to Vine Holdings in exchange for either (1) a number of shares of Class A Common Stock equal to the product of such number of Vine Units surrendered multiplied by a current exchange rate of one for one, subject to modification under the terms of the Exchange Agreement, dated March 17, 2021 (the “Exchange Agreement”), or (2) at the Company’s election, cash equal to an amount calculated in accordance with the Exchange Agreement. If at any time, a Vine Unit holder surrenders its Vine Units, an equal number of Class B Common Stock shares must be concurrently surrendered.
Our historical financial data as of December 31, 2020 and for the three and six months ended June 30, 2020, reflects Vine Oil & Gas LP, the accounting predecessor of Vine Energy Inc. The financial data for the three and six months ended June 30, 2021, includes Vine Oil & Gas LP for the entire period and the Brix Companies from March 17, 2021, the effective date of the acquisition as a result of the Corporate Reorganization. Accordingly, the financial information for the three and six months ended June 30, 2021 may not yield an accurate indication of what our actual results would have been if the Offering and the Corporate Reorganization had been completed at the beginning of the period presented or of what our future results of operations are likely to be in the future.
Monitoring fee.
Monitoring fees were paid pursuant to a management and consulting agreement with Blackstone and our CEO, of which over 99% is attributable to Blackstone. The monitoring fee was eliminated upon completion of the Offering.
Interest Expense.
In connection with the Offering and Bond Refinancing (as defined below), we materially reduced our indebtedness and, therefore, we had an immediate reduction in cash interest expense and could see further reductions in cash interest expense as we use free cash flow to lower our debt.
Income Taxes.
Our Predecessor was a limited partnership not subject to federal income taxes. Accordingly, no provision for federal income taxes has been provided for in our historical results of operations because taxable income was passed through to our partners. We are taxed as a corporation under the Internal Revenue Code and subject to U.S. federal income tax at the statutory rate of pretax earnings. Accordingly, the amount of our future U.S. federal income tax will be dependent upon our future taxable income. Additionally, the Company is subject to state income tax in multiple jurisdictions.

Results of Operations

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
	(in thousands, except per Mcf)				(in thousands, except per Mcf)
Production:
Total (MMcf)	95,561		59,441		160,699		116,087
Average Daily (MMcfd)	1,050		653		888		638

Revenue:		Per Mcf		Per Mcf		Per Mcf		Per Mcf
Natural gas sales	$233,851	$2.45	$84,116	$1.42	$387,837	$2.41	$176,659	$1.52
Realized gain on commodity derivatives	(24,022)	(0.25)	45,686	0.77	(24,782)	(0.15)	87,730	0.76
Unrealized (loss) gain on commodity derivatives	(274,279)	(2.87)	(58,727)	(0.99)	(309,382)	(1.93)	(63,366)	(0.55)

Total revenue	(64,450)	(0.67)	71,075	1.20	53,673	0.33	201,023	1.73
Operating Expenses:
Lease operating	16,522	0.17	11,477	0.19	31,482	0.20	24,472	0.21
Gathering and treating	28,750	0.30	20,387	0.34	49,351	0.31	36,769	0.32
Production and ad valorem taxes	6,018	0.06	4,286	0.07	10,000	0.06	8,435	0.07
General and administrative	4,772	0.05	1,349	0.02	7,355	0.05	4,680	0.04
Monitoring fee	—	—	1,787	0.03	2,077	0.01	3,525	0.03
Stock-based compensation related to Offering	13,665	0.14	—	—	13,665	0.09	—	—
Depreciation, depletion and accretion	125,125	1.31	85,610	1.44	222,197	1.38	167,934	1.45
Exploration	89	0.00	60	0.00	89	0.00	135	0.00
Strategic	—	—	1,551	0.03	—	—	2,113	0.02
Severance	—	—	326	0.01	—	—	326	0.00
Write-off of deferred offering costs	—	—	—	—	—	—	5,787	0.05

Total operating expenses	194,941	2.04	126,833	2.13	336,216	2.09	254,176	2.19

Operating income	(259,391)		(55,758)		(282,543)		(53,153)

Interest expense	(96,406)		(28,713)		(131,081)		(58,064)
Income tax provision	(4,455)		(100)		(4,620)		(250)

Total other expenses	(100,861)		(28,813)		(135,701)		(58,314)

Net income	$(360,252)		$(84,571)		$(418,244)		$(111,467)

Interest expense	96,406		28,713		131,081		58,064
Income tax provision	4,455		100		4,620		250
Depreciation, depletion and accretion	125,125		85,610		222,197		167,934
Unrealized loss on commodity derivatives	274,279		58,727		309,382		63,366
Exploration	89		60		89		135
Non-cash G&A	98		4		97		(2)
Non-cash stock compensation to Existing Management Owners	13,665		—		13,665		—
Strategic	—		1,551		—		2,113
Severance	—		326		—		326
Non-cash write-off of deferred IPO costs	—		—		—		5,787
Non-cash volumetric and production adjustment to gas gathering liability	—		—		—		(2,567)

Adjusted EBITDAX	$153,865		$90,520		$262,887		$183,939

Revenue
Natural Gas Sales and Realized Commodity Derivatives
The changes in our natural gas sales and realized derivative effects are as follows (in thousands):

Three months ended June 30, 2020	$129,802
Volume	51,114
Price	98,621
Realized derivative	(69,708)

Three months ended June 30, 2021	$209,829

Six months ended June 30, 2020	$264,389
Volume	67,890
Price	143,288
Realized derivative	(112,512)

Six months ended June 30, 2021	$363,055

The increase in natural gas volume for the three months and six months ended June 30, 2021 was primarily the result of new wells and additional production attributable to the Brix Companies since the Corporate Reorganization. The price increase for the three months ended June 30, 2021 was driven by the increase in the Henry Hub price upon which our sales price is generally determined.
Since commodity prices were above the weighted average floor prices of our derivative portfolio, we realized a net loss on our natural gas derivatives during the three and six months ended June 30, 2021. Conversely, commodity prices were below the weighted average floor prices of our derivative portfolio for the three and six months ended June 30, 2020, and we realized a net gain on our natural gas derivatives. The average prices of natural gas in our commodity derivative contracts for the three and six months ended June 30, 2021 were approximately $2.52 and $2.62 per MMBtu, respectively. The average prices of natural gas in our commodity derivative contracts for the three and six months ended June 30, 2020 were approximately $2.64 and $2.72 per MMBtu, respectively. Additionally, our total volumes hedged for the three and six months ended June 30, 2021 were approximately 86% and 90% of net gas produced, respectively. Additionally, our total volumes hedged for the three and six months ended June 30, 2020 were approximately 88% and 91% of net gas produced, respectively.
As our production volumes fluctuate, we would expect our revenue to also fluctuate, depending on prevailing natural gas prices and the extent of our hedges.
Unrealized Loss on Commodity Derivatives
We had an unrealized loss on our commodity derivative contracts for all 2021 and 2020 periods presented, which was primarily related to increases in NYMEX natural gas futures relative to December 31, 2020 and 2019, respectively.
Operating Expenses
Lease Operating (“LOE”)
LOE for the three months ended June 30, 2021 increased $5.0 million compared to the three months ended June 20, 2020 but was down $0.02 on a per Mcf basis. The increase in LOE on an absolute basis was primarily due to the addition of the Brix Companies since the Corporate Reorganization as well as new wells brought online. LOE is down on per Mcf basis due to a decline in water disposal costs arising from our comprehensive multi-year water management plan.
LOE for the six months ended June 30, 2021 increased $7.0 million compared to the three months ended June 20, 2020 but was down $0.01 on a per Mcf basis. The increase in LOE on an absolute basis was primarily due to the addition of the Brix Companies since the Corporate Reorganization as well as new wells brought online. LOE is down on per Mcf basis due to reduced water disposal costs offset by an increase in expenses due to winter storm Uri in the first quarter of 2021. The storm caused additional expenses in labor, water disposal and equipment repairs to restore production.

We expect that our LOE will increase in the future as additional wells are brought online but may decrease on a unit cost basis as production increases since a portion of our LOE is fixed.
Gathering and Treating

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020

	(in thousands)	Per Mcf	(in thousands)	Per Mcf	(in thousands)	Per Mcf	(in thousands)	Per Mcf

Gathering - Cash	$27,674	$0.29	$20,195	$0.34	$48,009	$0.30	$38,923	$0.34
Gathering - Non-Cash	—	—	—	—	—	—	(2,567)	(0.02)
Other	1,076	0.01	192	0.00	1,342	0.01	413	—

Total	$28,750	$0.30	$20,387	$0.34	$49,351	$0.31	$36,769	$0.32

Gathering and treating expense increased in the three months ended June 30, 2021 on an absolute basis but was down $0.04 per Mcf on a unit cost basis due to a contractual gathering rate decrease that occurred in the fourth quarter of 2020 as well as lower gathering rates on the legacy wells of the Brix Companies.
Gathering and treating expense increased in the six months ended June 30, 2021 on an absolute basis but was down $0.01 per Mcf on a unit cost basis due to a contractual gathering rate decrease that occurred in the fourth quarter of 2020 as well as lower gathering rates on the legacy wells of the Brix Companies. Our non-cash
gathering liability gain decreased as all obligations under the gathering liability were satisfied in 2020 with no payments required in 2020 or 2021 on our minimum volume gathering commitment.
We expect gathering and treating expense per Mcf to be in the range of $0.29 to $0.30 per Mcf for the remainder of 2021.
Production and Ad Valorem Taxes

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
	(in thousands)	Per Mcf	(in thousands)	Per Mcf	(in thousands)	Per Mcf	(in thousands)	Per Mcf

Production taxes	$4,211	$0.04	$2,871	$0.05	$6,576	$0.04	$5,604	$0.05
Ad valorem taxes	1,807	0.02	1,415	0.02	3,424	0.02	2,831	0.02

Total	$6,018	$0.06	$4,286	$0.07	$10,000	$0.06	$8,435	$0.07

For the three and six months ended June 30, 2021, production and ad valorem taxes increased on an absolute basis due to the addition of the Brix Companies since the Corporate Reorganization. Although higher natural gas prices have caused our wells to payout faster thereby losing production tax exemptions, production taxes were relatively flat on a unit cost basis because the state of Louisiana dropped the severance tax rate from $0.125 per Mcf to $0.0934 per Mcf in the third quarter of 2020.
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

G&A

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Wages and benefits	$7,081	$5,947	$13,304	$13,009
Professional services	1,256	660	2,347	1,689
Licenses, fees and other	1,517	1,699	3,259	3,764

Total gross G&A expense	9,854	8,306	18,910	18,462
Less:
Allocations to affiliates	—	(2,248)	(1,748)	(4,517)
Recoveries	(5,082)	(4,709)	(9,807)	(9,265)

Net G&A expense	$4,772	$1,349	$7,355	$4,680

Gross G&A expense for the three and six months ended June 30, 2021 increased primarily due to increased professional services associated with being a public company. We had lower allocations to affiliates due to the elimination of allocations effective with the date of the Corporate Reorganization. Our net G&A expense was reduced by higher recoveries in the 2021 periods presented attributable to inclusion of the Brix Companies recoveries since the Corporate Reorganization and increased producing well count.
Stock Compensation to Existing Management Owners
On June 15, 2021, Blackstone and management calculated the final conversion of the Class A, B, and C units that were previously held at our Predecessor and the Brix Companies into a single class of equity in Vine Investment, Brix Investment, Harvest Investment, Vine Investment II, Brix Investment II and Harvest Investment II. The Class A and C Units of our Predecessor, Brix and Harvest were deemed modified effective June 15, 2021. As a result, we recorded non-cash
stock compensation expense of $13.7 million in the second quarter of 2021.
Write-off
of Deferred Offering Costs
In conjunction with a possible initial public offering, costs incurred related to such an offering, including legal, audit, tax and other professional services are capitalized as deferred equity issuance costs. In the first quarter of 2020, we wrote-off
deferred offering costs related to years that would no longer be presented in any future potential filings. Beginning in the fourth quarter of 2020, we incurred costs related to the Offering that occurred in the first quarter of 2021 that were offset against Offering proceeds.
Monitoring Fee
The management and consulting agreement with Blackstone and our CEO was eliminated effective with the Offering thereby causing the reduction in monitoring fees for the three and six months ended June 30, 2021.
DD&A

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
	(in thousands)	Per Mcf	(in thousands)	Per Mcf	(in thousands)	Per Mcf	(in	Per Mcf

Depletion	$123,402	$1.29	$84,008	$1.41	$218,918	$1.36	$164,067	$1.41
Depreciation	1,329	0.01	1,269	0.02	2,524	0.02	2,689	0.02
Accretion	394	0.00	333	0.01	755	0.00	1,178	0.01

Total	$125,125	$1.31	$85,610	$1.44	$222,197	$1.38	$167,934	$1.45

The increase in DD&A for the three and six months ended June 30, 2021 was due to increased production on new wells along with production added from the Brix Companies since the date of the Corporate Reorganization. The per MCF decrease in depletion expense for the three and six months ended June 30, 2021 is due to a lower depletion rate related to the Corporate Reorganization and fair value of the Brix Companies’ assets acquired. We expect our depletion rate will fluctuate in the future based on levels of CapEx incurred to develop our assets and changes in proved reserve levels.
Depreciation increased for the three months ended June 30, 2021 related to new saltwater disposal wells. The decrease in deprecation for the six months ended June 30, 2021 was primarily associated with some assets becoming fully depreciated offset by an increase for depreciation on new saltwater disposal wells. The decrease in accretion expense for the six months ended June 30, 2021 was related to the elimination of our gas gathering liability in the first quarter of 2021.
Interest Expense

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Cash interest:
Interest costs on debt outstanding	$20,836	$23,876	$47,007	$48,492
Cash premiums on extinguishment of debt	62,573	—	62,573	—
Letter of credit and other fees	375	396	974	770

Total cash interest	83,784	24,272	110,554	49,262
Non-cash interest:
Non-cash interest on debt outstanding	2,106	4,441	5,129	8,802
Non-cash loss on extinguishment of debt	10,516	—	15,398	—

Total non-cash interest	12,622	4,441	20,527	8,802

Total interest expense	$96,406	$28,713	$131,081	$58,064

The decrease in cash interest costs on debt outstanding for the three and six months ended June 30, 2021 was associated with lower debt outstanding and overall lower interest rates with our new debt structure.
Non-cash
interest on debt outstanding includes reduced amortization of deferred financing costs due to the debt transactions associated with the Offering and issuance of the 6.75% Notes.
The cash redemption premiums on extinguishment of debt was paid for the early termination of the 8.75% Notes and 9.75% Notes in April 2021. The loss on extinguishment of debt was associated with the write-off
of deferred financing costs and debt discount associated with the termination of the 8.75% Notes, the 9.75% Notes, the Prior RBL and Third Lien facility.
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
Contemporaneously with the closing of the Offering, we entered into the New RBL to repay in full and terminate each of the Prior RBL and the Brix Credit Facility. The New RBL has a total facility size of $750 million and a borrowing base of $350 million. As of June 30, 2021, we had $35 million drawn on our RBL and available capacity of $302 million (after giving effect to $13 million of letters of credit).
In April 2021, Vine Holdings completed its offering of $950 million aggregate principal amount of 6.75% senior unsecured notes due 2029 (the “6.75% Notes”). The net proceeds from the Bond Offering, along with cash on hand, were used to redeem all the 8.75% Notes and 9.75% Notes.
We expect our 2021 pro forma capital program to be in the range of $340 to $350 million. We expect to fund our 2021 CapEx largely through operating cash flow and to a limited extent with borrowings under our New RBL, while maintaining considerable liquidity and financial flexibility.

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
The Company’s cash flow activity is as follows (in thousands):

	For the Six Months Ended June 30,
	2021	2020
Operating cash flow	206,020	$136,254
Investing cash flow	(151,529)	(161,903)
Financing cash flow	(15,020)	70,780

Net change in cash	$39,471	$45,131

2021 Compared to 2020
Operating Cash Flow
Our cash flow provided by operating activities for the six months ended June 30, 2021 was higher primarily due to higher natural gas sales driven by increased production and price.
Investing Cash Flow
Our cash flow used by investing activities for the six months ended June 30, 2021 decreased due to $19.9 million of cash received from the acquisition of the Brix Companies, partially offset by higher capital expenditures due to the inclusion of the Brix Companies Capex subsequent to the Corporate Reorganization.
Financing Cash Flow
Our financing cash flow for the six months ended June 30, 2021 decreased primarily due to cash redemption premiums paid of $62.6 million to repay the 8.75% Notes and the 9.75% Notes prior to maturity and the payment of $28.7 million of deferring financing costs associated with replacing our RBL and issuing the 6.75% Notes.

Derivative Activities
Our commodity derivatives allow us to mitigate the potential effects of the variability in operating cash flow thereby providing increased certainty of cash flows to support our capital program and to service our debt. We believe our New RBL affords us greater flexibility to hedge than similar agreements of our peers because it allows us to hedge a large percentage of our total expected production. Typically, credit documents limit borrowers to hedging only production from already developed reserves. Our New RBL and Second Lien Term Loan require that we hedge 70% of our reasonably anticipated projected production of natural gas from proved developed producing reserves for the next 24 months. Our derivatives provide only partial price protection against declines in natural gas prices and partially limit our potential gains from future increases in prices. Our current derivative portfolio cannot protect us from the risk of a potential widening of differentials between our sales price and NYMEX.
The Company’s outstanding derivative positions as of June 30, 2021 are as follows:

Natural Gas Swaps
Period	Natural Gas Volumes (MMBtud)	Weighted Average Swap Price ($ / MMBtu)
2021
Third Quarter	845,333	$2.53
Fourth Quarter	848,887	$2.62
2022
First Quarter	866,797	$2.56
Second Quarter	348,859	$2.54
Third Quarter	409,853	$2.54
Fourth Quarter	604,935	$2.53
2023
First Quarter	528,652	$2.48
Second Quarter	65,470	$2.45
Third Quarter	45,954	$2.44
Fourth Quarter	125,092	$2.50
2024
First Quarter	313,512	$2.53
Second Quarter	11,957	$2.31
Third Quarter	7,366	$2.31
Fourth Quarter	70,761	$2.58
2025
First Quarter	137,667	$2.58

Sold Natural Gas Calls
Production Year	Natural Gas Volumes (MMBtud)	Weighted Average Call Price ($ / MMBtu)
2021
Third Quarter	(30,000)	$2.85
2022
Second Quarter	(8,352)	$3.02
2023
First Quarter	(180,000)	$3.26

Sold Natural Gas Puts
Production Year	Natural Gas Volumes (MMBtud)	Weighted Average Put Price ($ / MMBtu)
2021
Third Quarter	30,000	$2.55
2022
Second Quarter	8,352	$2.80

Basis swaps
Production Year	Natural Gas Volumes (MMBtud)	Weighted Average Basis Swap ($ / MMBtu)
2022
First Quarter	62,500	$(0.19)
Second Quarter	62,500	$(0.19)
Third Quarter	62,500	$(0.19)
Fourth Quarter	62,500	$(0.19)
We expect to continue to use commodity derivatives to hedge our price risk in the future, though the notional and pricing levels will be dependent upon prevailing conditions, including available capacity of our counterparties.

Debt Agreements
Summary of Outstanding Debt as of June 30, 2021
(1)

	Highest Priority		Lowest Priority
	New RBL	Second Lien Term Loan	6.75% (Unsecured)
Face amount	$750 million	$150 million	$950 million
Amount outstanding	$35 million	$150 million	$950 million
Scheduled maturity date	December 2024, or 91 days prior to the maturity of the Second Lien Term Loan, to the extent any of such indebtedness remains outstanding	December 2025	April 2029
Interest rate	LIBOR + 3.0 - 4.0%	LIBOR + 8.75%	6.75%
Base interest rate options	ABR and LIBOR (with a floor of 0.50%) + spread	ABR and LIBOR (with a floor of 0.75%) + spread	N/A
Financial maintenance covenants	– Maximum consolidated total net leverage ratio of 3.25x effective April 2021	– Maximum consolidated total net leverage ratio of 4.0x decreasing to 3.5x effective April 2021 – Minimum liquidity of $40 million tested quarterly – Minimum hedging requirements	N/A
– Maximum Current Ratio of 1.00x effective April 2021 – Minimum hedging requirements
Significant restrictive covenants	– Incurrence of debt	– Incurrence of debt	– Incurrence of debt
	– Incurrence of liens	– Incurrence of liens	– Incurrence of liens
	– Payment of dividends	– Payment of dividends	– Payment of dividends
	– Equity purchases	– Equity purchases	– Equity purchases
	– Asset sales	– Asset sales	– Asset sales
	– Limitations on derivatives & investments	– Limitations on derivatives & investments	– Limitations on ability to make investments
	– Affiliate transactions	– Affiliate transactions	– Affiliate transactions
		– Excess cash cap	– Restricted payments – Limitations on Guarantees by Restricted Subsidiaries
Optional redemption	Any time at par	Make-whole through June 2022; 102% through June 2023; 101% through June 2024; thereafter at par	Make-whole through April 2024. After April 2024 through April 2025 at 103.375%; thereafter through April 2026 at 101.688%; thereafter at par.
Change of control	Event of default	Event of default	If accompanied by Ratings Decline, Investor put at 101% of par

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
Due to natural gas volatility, we have historically used, and we expect to continue to use, derivatives, such as swaps and collars, to hedge price risk associated with our anticipated production. This helps reduce potential negative effects of reductions in gas prices but also reduces our ability to benefit from increases in gas prices. These instruments provide only partial price protection against declines in natural gas prices and may partially limit our potential gains from future increases in prices. Moreover, our New RBL and Second Lien Term Loan require us to have 70% of our reasonably anticipated projected production of natural gas from proved developed producing reserves for the next 24 months.
Interest Rate Risk
As of June 30, 2021, we had $185 million of floating interest rate debt outstanding.
We do not currently have any derivative arrangements to protect against fluctuations in interest rates applicable to our variable rate indebtedness but may enter into such derivative arrangements in the future. To the extent we enter into any such interest rate derivative arrangement, we would subject to risk for financial loss.
Counterparty and Customer Credit Risk
Our derivatives expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivatives to post collateral, our counterparties have principally been lenders under the New RBL, which allows for right-of-offset
in the event that they do not perform. We also utilize other counterparties who have investment grade credit ratings and whom we will continue to evaluate creditworthiness over the terms of the derivatives.
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

Inflation
Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations during the quarter ended June 30, 2021. Although the impact of inflation has been insignificant in recent years, it could cause upward pressure on the cost of oilfield services, equipment and G&A.
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
As of June 30, 2021, there were no other significant changes to the methodology applied by management for critical accounting policies previously disclosed in our final prospectus, dated March 17, 2021, filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act of 1933, as supplemented, on March 19, 2021.

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are party to various legal proceedings and claims in the ordinary course of our business. We believe these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. There have been no significant developments in the “Legal Proceedings” described in our final prospectus, dated March 17, 2021, filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act of 1933, as supplemented.

Item 1A.	Risk Factors
There have been no material changes to the Company’s “Risk Factors” described in our final prospectus, dated March 17, 2021, filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act of 1933, as supplemented.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among Chesapeake Energy Corporation, Hannibal Merger Sub, Inc., Hannibal Merger Sub, LLC, Vine Energy, Inc. and Vine Energy Holdings, LLC., dated as of August 10, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 001-40239, filed with the Commission on August 11, 2021).

3.1	Amended and Restated Certificate of Incorporation of Vine Energy Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-40239, filed with the Commission on March 23, 2021).

3.2	Amended and Restated Bylaws of Vine Energy Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, File No. 001-40239, filed with the Commission on March 23, 2021).

10.1	Amendment No. 2 to Second Lien Credit Agreement, dated June 29, 2021, by and among Vine Holdings, the several lenders from time to time party thereto and Morgan Stanley Senior Funding as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-40239, filed with the Commission on July 1, 2021).

10.2	Employment Agreement, dated as of June 28, 2021, with Eric D. Marsh (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-40239, filed with the Commission on July 1, 2021).

10.3	Employment Agreement, dated as of June 28, 2021, with David M. Elkin (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, File No. 001-40239, filed with the Commission on July 1, 2021).

10.4	Employment Agreement, dated as of June 28, 2021, with Wayne B. Stoltenberg (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, File No. 001-40239, filed with the Commission on July 1, 2021).

10.5	Employment Agreement, dated as of June 28, 2021, with Jonathan C. Curth (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, File No. 001-40239, filed with the Commission on July 1, 2021).

10.6	Merger Support Agreement, dated August 10, 2021 by and among Chesapeake Energy Corporation, Hannibal Merger Sub, Inc., Hannibal Merger Sub, LLC, Vine Energy, Inc. and the stockholders of Vine Energy, Inc. listed thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-40239, filed with the Commission on August 11, 2021).

10.7	Tax Receivable Agreement Amendment, dated August 10, 2021 by and among Vine Energy Inc., Vine Investment LLC, Vine Investment II LLC, Brix Investment LLC, Brix Investment II LLC, Harvest Investment LLC and Harvest Investment II LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-40239, filed with the Commission on August 11, 2021).

31.1 (a)	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2 (a)	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1 (b)	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2 (b)	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

101.INS (a)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH (a)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (a)	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (a)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(a)	Filed herewith.
(b)	Furnished herewith.
†	Management Contract or compensatory plan or agreement.
*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish to the SEC a copy of any omitted schedule upon request.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned hereunto duly authorized.

Vine Energy Inc.

Date: August 13, 2021	By:	/s/ Brian D. Dutton
	Name:	Brian D. Dutton
	Title:	Vice President, Chief Accounting Officer and Principal Accounting Officer